Form 10KSB
period 1999-05-31
NOVACON CORP
filed 2000-02-16
CIK 740571

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                            FORM 10-KSB

[X] 	ANNUAL REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF
1934 [Fee Required]
      For the fiscal year ended May 31, 1999

[ ] 	TRANSITION REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT
OF 1934 [No Fee Required]

For the transition period from _____ to _______

COMMISSION FILE NUMBER: 0-13187

                        NOVACON CORPORATION
            (Name of small business issuer in its charter)

        DELAWARE                                         13-3074570
(State or other jurisdiction of		                   		(I.R.S. Employer
 incorporation or organization)                        Identification No.)

                   5451 HILLTOP AVENUE NO., SAINT PAUL, MN 55042
           (Address of principal executive offices)        (Zip Code)

Issuer's telephone number: (651) 704-9160

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

COMMON STOCK, $.01 PAR VALUE
(Title of class)

Check whether the issuer(1)has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No[X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended May 31, 1999 were $80,776.

As of February 15, 2000, 14,650,000 shares of the issuer's Common Stock were deemed outstanding, and the aggregate market value of the Common Stock of the issuer (based upon the average of the closing bid and asked prices of the Common Stock at that date), excluding outstanding shares beneficially owned by the directors and executive officers was approximately $1,174,049.



DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following document are incorporated herein by reference:

Part III -- The Registrant's Information Statement for its 1999 Annual Meeting (the "1999 Statement") to the extent specific sections are referred to herein.

                      Exhibit Index is located at page 60

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]



                                     PART I

This Annual Report on Form 10-KSB contains statements that are forward-looking, including statements relating to anticipated operating results, growth, financial resources, the development of new markets, the development, regulatory approval, manufacture, distribution, and commercial acceptance of new products and new applications for Novacon's existing product lines. Investors are cautioned that, although Novacon believes that its expectations are based on reasonable assumptions, forward-looking which involve risks and uncertainties which may affect Novacon's business and prospects, including changes in economic and market conditions, acceptance of Novacon's products by the health care and reimbursement communities, health care legislation and regulation, new developments in pain management therapy, administrative and regulatory approval and related considerations, competitive developments, maintenance of strategic alliances and other factors discussed under the caption In addition Novacon expects to have a high concentration of business with one major customerer, but has not yet begun shipments. Reductions in prospective shipments to this customer will substantially reduce Novacon's ability to continue business operations.

These risks and uncertainties include, but are not limited to, Novacon's ability to obtain substantial working capital and the risks and uncertainties described in "Risk Factors" in this Report.

ITEM 1. DESCRIPTION OF BUSINESS

History, Discontinued Business Operations and Recent Corporate Events

Discontinued Business Operations. Novacon Corporation ("Novacon" or the "Company"), formerly known as Cardio-Pace Medical, Inc., was organized in April 1981 to develop, manufacture and market its proprietary Durapluse(tm) cardiac pacemaker and accessory products. Although the Company achieved sales of its pacemaker medical device and accessories products, it did not achieve profitability. The Company suspended manufacturing the cardiac pacemaker in 1990. During 1985, the Company entered into an agreement with Qinling Semiconductor Company to establish Qinming Medical, Inc., a Sino-American joint venture in Baoji, China, for the manufacture and distribution of cardiac pacemakers and accessory products, which are still manufactured and distributed in China. In 1992 the Company sold its 49% interest in the joint venture to Qinming.

Pending Discontinued Business Operations. On February 14, 2000, Novacon was notified the U.S. District Court, Central District of California, granted I-Flow Corporation, through a default judgment, a permanent injunction restraining Novacon from importing, manufacturing, and selling its Dib Drug Infusion Balloon in the United States. I-Flow Corporation claimed the Dib infusion pump design violated its patents and was awarded damages, legal fees and costs in amounts to be determined. Novacon denies the Dib design infringes any I-Flow patents and believes the Dib patents protect its design. However, Novacon is financially unable to respond to this lawsuit and therefore I-Flow was able to obtain a default judgment. If the default judgment is not successfully overturned, Novacon will be forced to immediately cease its infusion pump business. This development will have a serious adverse impact on Novacon and may cause the Company to go out of business.

Lapsed Corporate Charter and Revival; Delinquent SEC Periodic Reports. During 1993 Novacon permitted its Delaware corporate charter to lapse and suspended filing its periodic reports required under the Securities Exchange Act of 1934, as amended, since 1996 primarily because of its lack of financial resources. Novacon revived its Delaware corporate charter on August 20, 1999 and all corporate activities conducted during the interim lapse period were automatically ratified back to the charter lapse date. Upon holding its annual stockholders meeting in April, 2000 to elect new directors, Novacon will be in compliance with the provisions of the Delaware General Corporation Law.

Current Business Operations. Novacon designs, develops, manufactures and markets low-cost, disposable elastomeric infusion pumps for pain management and is developing other applications for its elastomeric infusion pump technology. Substantially all of the Company's revenues since 1995 have been derived from the sale of elastomeric infusion pumps that are designed to deliver small quantities of pain medication at a nominally constant flow rate. Novacon's elastomeric infusion pumps, marketed as the dib(tm) Drug Infusion Balloon Pump, authorized by the United States FDA for sale in the United States for epidural, intravenous and percutaneous infusion of a wide range of medications, including narcotic and non-narcotic anesthetics, chemotherapy agents and antibiotics. Novacon believes that its elastomeric infusion pump technology is well suited for the delivery of a number of anesthesia and pain medication drugs that are difficult to administer, including drugs that require site-specific delivery or require a profiled delivery pattern. See Pending Discontinued Business Operations (above).

Pending Acquisition; New, Additional Business Operations. During November, 1999 Novacon entered into a preliminary agreement to acquire a recently organized, international medical trading company, Santerra Medical Technology, Inc. ("Santerra"). Santerra is a development stage medical technology trading company specializing in implantable and interventional medical device products. Primary products include those for coronary and peripheral vascular disease, heart valve replacement, orthopedic reconstruction, and minimally invasive surgery. These products are manufactured by MicroVal, S.A. ("MicroVal") and Fabrique d'Implants et d'Instruments Chirurgicaux ("Fii"), affiliates of Ste. Francaise d'Etude et Realisation d'Outillage ("SFERO"), St. Etienne, France. Santerra operates in a single industry segment --- providing medical device products.
The company will operate worldwide distributing three primary product line platforms---cardiovascular, orthopedic and general surgery in three primary geographic areas---the Americas, Europe/Middle East/Africa, and Asia/Pacific.

Santerra's alliance with MicroVal and Fii provides for Santerra's exclusive distribution of MicroVal's Carbilit(tm) Bileaflet Heart Valve, Effix(tm) intravascular stents, GRF(r) Biological Glue, laparoscopic surgical instruments and Fii's reconstructive orthopedic prosthetic implants. The distribution and sub-assembly agreements provide for representation and distribution of all current and future medical device products from Fii and MicroVal in the Americas (United States, Canada, Mexico, Central America and South America) and Asia/ Pacific (Australia, Japan, China, India as well as smaller markets). These are renewable, long-term agreements that include the rights of sub-distributor appointments and product assembly and licensing rights under certain circumstances. In addition, under certain circumstances Santerra has the right to purchase Fii and MicroVal technology with respect to the medical devices and to make capital investments in Fii and MicroVal. This mutually beneficial alliance facilitates MicroVal and Fii's medical device product presence in the lucrative Americas, Asia/Pacific and other international markets on the one hand, and on the other hand Santerra will acquire distribution control over innovative medical device products in these lucrative markets without expending millions of dollars in research and product development. The Santerra/MicroVal/ Fii strategic alliance transcends a mere distribution relationship. Santerra and MicroVal/Fii will jointly seek regulatory approvals in markets where required; Santerra has the right to establish subdistribution channels and, under certain conditions such as U.S.-origin requirements, Santerra is licensed to assemble MicroVal/Fii manufactured components into completed medical devices. The Santerra/MicroVal/Fii alliance agreements contemplate a long-term relationship conditioned upon Santerra's annual performance. Additionally, Santerra believes that if it evidences substantial market entry in its licensed territories Micro Val/Fii may grant Santerra exclusive distribution rights in the European Union territory, except France.

Santerra may resell the MicroVal and Fii cardiovascular, surgical and interventional cardiology medical devices (Carbilit(tm) Bileaflet Heart Valve, intravascular stent and the biological glue) in the Americas, Asia/Pacific and other international markets under its own tradename in order to establish an United States origin identified medical device which may be advantageous in those markets. Generally, United States-based surgeons and physicians are more inclined to employ U.S.-origin medical devices. In the event Santerra elects to develop its independent brand with a U.S.-origin product designation it will be required to make a significant input into the final medical device products. Although Santerra presently has not considered what that input may be, at a minimum it would include component assembly and sterile packaging at Santerra's U.S.-based facilities.

Santerra has adopted a strategy for the initial introduction of certain of its new medical device products and applications in selected foreign countries because of potentially less extensive and less time-consuming governmental regulatory procedures. Recently, Santerra entered into a preliminary distribution agreement for its MicroVal and Fii medical device product lines with Qinming Medical, Inc., Baoji, China, and Qinming Medical agreed to invest $1,500,000 in Santerra.

Santerra does not intend to engage in research and development activities. It is focused on two activities: medical device regulatory approvals and distribution. Santerra has focused on the development and implementation of its alliance with MicroVal and Fii since its inception in April, 1998. Since November, 1998 the company has focused on the preparation, filing and prosecution of United States and Canadian medical device approvals and the negotiation of distribution alliances in the United States, Canada, Japan, China and India. Santerra will continue to execute its business plan through developing marketing and distribution alliances with major medical device companies and when appropriate, sublicense its rights acquired under its MicroVal and Fii agreements.

Risk Factors

Cautionary Factors That May Affect Future Results. Certain statements contained in this Annual Report by Novacon do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "estimate," "expect," "intend," "may," "could," "possible," "plan," "project," "will," "forecast" and similar words or expressions. Novacon's forward-looking statements generally relate to its growth strategies, financial results, product development and regulatory approval programs, and sales efforts, including the proposed acquisition of Santerra Medical Technologies, Inc. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may sible to foresee or identify all factors affecting Novacon's forward-looking statements and investors therefore should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. Novacon undertakes no obligation to update any forward-looking statement.

Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from Novacon's forward-looking statements, such factors include, among others, (i) trends toward managed care, healthcare cost containment and other changes in government and private sector initiatives, in the U.S. and other countries in which Novacon does business, that are placing increased emphasis on the delivery of more cost-effective medical therapies; (ii) the trend of consolidation as well as among customers of medical device manufacturers, resulting in more significant, complex and long-term contracts than in the past and potentially greater pricing pressures; (iii) the difficulties and uncertainties associated with the lengthy and costly new product development and foreign and domestic regulatory approval processes, such as delays, difficulties or failures in achieving acceptable clinical results or obtaining foreign or FDA marketinging clearances, which may result in lost market opportunities or postpone or preclude product commercialization; (iv) efficacy or safety concerns with respect to marketed products, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales; (v) changes in governmental laws, regulations and accounting standards and the enforcement thereof that may be adverse to Novacon; (vi) increased public interest in recent years in productliability claims for implanted medical devices; (vii) other legal factors including environmental concerns and patent disputes with competitors; (viii) agencyor government actions or investigations affecting the industry in general or Novacon in particular; (ix) the development of new products or technologies by competitors, technological obsolescence and other changes in competitive factors; (x) risks associated with maintaining and expanding international operations; (xi) business acquisitions, dispositions, discontinuations or restructurings by Novacon; (xii) the integration of businesses acquired by Novacon; and (xiii) economic factors over which Ny or government actions or investigations affecting the industry in general or Novacon in particular; (ix) the development of new products or technologies by competitors, technological obsolescence and other changes in competitive factors; (x) risks associated with maintaining and expanding international operations; (xi) business acquisitions, dispositions, discontinuations or restructurings by Novacon; (xii) the integration of businesses acquired by Novacon; and (xiii) economic factors over which Novacon has no control, including changes in inflation, foreign currency rates and interest rates. More detailed discussions of many of these factors are including in the following sections.

Although Novacon and Santerra have entered into an agreement providing for the acquisition of Santerra through a stock exchange and the information contained in this Quarterly Report assumes that such acquisition will be timely consummated, Novacon presently has an insufficient number of authorized shares of capital stock in order to effect the stock exchange. Moreover, Novacon is required to arrange $1,000,000 in start-up capital for Santerra as a condition of the acquisition agreement. Completion of any acquisition is subject to approval of Santerra and Novacon shareholders and the absenceof any regulatory enforcement action instituted by the SEC because of Novacon's delinquent periodic reporting required under the Securities Exchange Act of 1934, as amended.

Novacon notes these factors as permitted by the Private Securities Litigation Reform Act of 1995.

Substantial, Continuing Operating Losses. Novacon has incurred losses for the fiscal years ended May 31, 1999, 1998, 1997 and 1996 in the amounts of approximately $(100,566), $(102,712), $(132,526) and $(95,229), respectively, and there is no assurance that substantial operating losses will not continue indefinitely. Novacon has incurred an accumulated deficit since its inception of approximately $(8,866,092) as of May 31, 1999. Santerra has yet to begin the marketing and sales of its medical device products, and there is no assurance that it will generate any revenues or contribute profits to its parent Novacon. Consequently, there can be no assurance that Novacon will achieve profitable operations. In the event Novacon is unable to eliminate continuing operating losses and acquire substantial new working capital, Novacon's business operations will cease and its stockholders will lose their entire investment.

Limited Financial Resources. Novacon has only limited financial resources. Novacon's continuing business operations are dependent on implementation of the Innovasive Devices (See Medical Device Products, Elastomeric Infusion Pumps, New Application) supply agreement and the acquisition of substantial new working capital. Although Santerra has recently entered into a preliminary distribution agreement for its MicroVal and Fii medical device product lines with Qinming Medical, Inc., Baoji, China, and Qinming Medical agreed to invest $1,500,000 in Santerra, there is no assurance that the Qinming Medical investment will be consummated. The Qinming Medical investment is dependent upon, among other factors, approval of local and regional Chinese governmental authorities for which there is no assurance.

Working Capital Deficit. As of the fiscal year ended May 31, 1999, Novacon had a stockholders' deficit of approximately $(249,429). At that date, the company's liabilities were approximately $(361,387) and exceeded its assets of approximately $111,958 by approximately $249,429. Although approximately $272,711 of the company's debt represented accrued salaries payable to David P. Lang and John D. Lang, Novacon had a working capital deficit of approximately $260,324. Novacon immediately requires substantial working capital for which there is no assurance. In the event Novacon is unable to acquire substantial new working capital, Novacon's business operations will cease and its stockholders will lose their entire investment.

Government Regulation and Other Related Matters. Government and private sector initiatives to limit the growth of health care costs, including price regulation and competitive pricing, are continuing in many countries where Novacon expects to conduct business, including the United States. These changes are causing the marketplace to put increased emphasis on the delivery of more cost-effective medical therapies. Although Novacon believes it is well positioned to respond to changes resulting from this worldwide trend toward cost containment, the uncertainty as to the outcome of any proposed legislation or changes in the marketplace precludes Novacon from predicting the impact these changes may have on future operating results.

In keeping with the increased emphasis on cost effectiveness in health care delivery, the current trend among hospitals and other customers of medical device manufacturers is to consolidate into larger purchasing groups to enhance purchasing power. The medical device industry has also been consolidating rapidly, partly in order to offer a broader range of products to large purchasers. As a result, transactions with customers are more significant, more complex and tend to involve more long-term long-term contracts than in the past. This enhanced purchasing power may also increase the pressure on product pricing, although management is unable to estimate the potential impact at this time.

In the United States, the Food and Drug Administration (the "FDA"), among other governmental agencies, is responsible for regulating the introduction of new medical devices, including laboratory and manufacturing practices, labeling and recordkeeping for medical devices, and review of manufacturers' required reports of adverse experience to identify potential problems with marketed medical devices. The FDA can ban certain medical devices, detain or seize adulterated or misbranded medical devices, order repair, replacement, or refund of such devices, and require notification of health professionals and others with regard to medical devices that present unreasonable risks of substantial harm to the public health. The FDA may also enjoin and restrain certain violations of the Food, Drug and Cosmetic Act and the Safe Medical Devices Act pertaining to medical devices, or initiate action for criminal prosecution of such violations. Moreover, the FDA administers certain controls over the export of such devices from the United States. All vacon markets, or expects to market are in a category for which the FDA has implemented stringent clinical investigation and pre-market clearance requirements. Any delay or acceleration experienced by Novacon in obtaining regulatory approvals to conduct clinical trials or in obtaining required market clearances may affect Novacon's operations or the market's expectations for the timing of such events and, consequently, the market price for Novacon's common stock.

Medical device laws are also in effect in many of the countries in which Novacon will do business outside the United States. These range comprehensive device approval requirements for some or all of Novacon's medical device products to requests for product data or certifications. The number and scope of these requirements are increasing.

In the early 1990's the review time by the FDA to clear medical devices for commercial release lengthened and the number of clearances, both of 510(k) submissions and pre-market approval applications ("PMA's"), decreased. In response to public and congressional concern, the FDA Modernization Act of 1997 was adopted with the intent of bringing better definition to the clearance process. Although it is expected that the 1997 Act will result in improved cycle times for product clearance, there can be that the FDA review process will not involve delays or that clearances will be granted on a timely basis.

Novacon is also subject to various environmental laws and regulations both within and outside the United States. The operations of the company, like those of other medical device companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. While it is difficult to quantify the potential impact of compliance with environmental protection laws, management believes that such compliance will not have a material impact on the company's operations or liquidity.

Implantable Medical Device Regulation; MicroVal and Fii Medical Devices. All MicroVal and Fii medical devices distributed by Novacon pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, certain United States state agencies and foreign regulatory authorities. Foreign and United States regulatory approvals, if granted, may include significant limitations on the indicated uses for which the product may be marketed. FDA enforcement policy strictly prohibits the promotion and/or marketing of approved medical devices for unapproved uses. In addition, product approvals could be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following the initial marketing. In addition, the FDA and certain United States state and foreign regulatory authorities impose numerous other requirements with which medical devices manufacturers must comply.

MicroVal and Fii are also required to adhere to applicable FDA regulations set forth in current Good Manufacturing Practices ("GMP") requirements, which include testing, control and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements are monitored through periodic inspections by state and federal agencies, including the FDA, and by comparable agencies in other countries. Failure to comply with applicable regulatory requirements, including marketing products for unapproved uses, could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of government regulatory agencies to grant approvals, withdrawal of approvals and criminal prosecution. Changes in existing regulations or adoption of new regulations or policies could prevent MicroVal, Fii, and Novacon from obtaining, or affect the timing of, future regulatory approvals or clearances.

Novacon will not be able to commence marketing or commercial sales of any of the MicroVal and Fii medical device products in the United States until it receives approval from the FDA. Santerra expects to file FDA applications on the following projected schedule:

 1st Quarter 2000: Fii reconstructive orthopedic prosthetic implants; 1st Quarter 2000: MicroVal laparoscopic surgical instruments;
 4th Quarter 2000: MicroVal intravascular stents; and
 1st Quarter 2001: MicroVal Carbilit(tm) Bileaflet Heart Valve.

The company filed an FDA application for the MicroVal 3D Anatomical Mesh in March, 1999 and received FDA approval in July, 1999 to commence marketing and sale of the 3D Anatomical Mesh in the United States.

Even if the FDA accepts the applications for filing, there can be no assurance that the FDA will approve the applications. Accordingly, there can be no assurance as to when, or if, Novacon's other MicroVal and Fii products will be approved for sale in the United States, if at all. Novacon's inability to receive FDA approvals on a timely basis, or at all, would have a material adverse effect on Novacon's business, financial condition and results of operation.

Novacon will not be able to commence marketing or commercial sales of any of the MicroVal and Fii medical device products in foreign countries until it receives approval from their respective regulatory authorities. Novacon expects to file foreign regulatory applications on the following projected schedule:

 2nd Quarter 2000: Fii reconstructive orthopedic prosthetic implants in the Americas (other than the United States) and Asia/Pacific;
 2nd Quarter 2000: MicroVal laparoscopic surgical instruments in the Americas (other than the United States) and Asia/Pacific;
 2nd Quarter 2000: MicroVal G.R.F. Biological Glue in the Americas (other than the United States) and Asia/Pacific;
 3rd Quarter 2000: MicroVal intravascular stents in the Americas (other than the United States) and Asia/Pacific; and
 4th Quarter 2000: MicroVal Carbilit(tm) Bileaflet Heart Valve in the Americas (other than the United States) and Asia/Pacific.

Fii has obtained certifications necessary to enable the Conformite Europeene
(CE) mark to be affixed to the Fii orthopedic products and MicroVal has obtained the CE mark for its laparoscopic surgical instruments and G.R.F. Biological Glue to market the devices throughout the European Union. However, Novacon expects to assist MicroVal to obtain the CE mark for the MicroVal intravascular stents and Carbilit(tm) Bileaflet Heart Valve medical devices. Novacon may be required to spend significant capital and time to respond to requests for additional information by foreign regulatory bodies, or otherwise be required to spend significant amounts of capital and time to obtain foreign regulatory approvals. Any such events could substantially delay or preclude Novacon from marketing MicroVal and Fii products in foreign countries.

Competition and Industry. Novacon sells therapeutic medical devices in the United States and expects to sell around the world. In the product lines in which Novacon competes, the company faces a mixture of competitors ranging from large multi-national industrial manufacturers to national or regional manufacturers that offer a limited selection of products. In addition, the company faces competition from providers of alternative medical therapies such as pharmaceutical companies. Important factors to Novacon's customers will include product reliability and performance, product technology that provides for improved patient benefits, product price, and breadth of product lines and related product services provided by the manufacturer. Major shifts in industry marketshare have occurred in connection with product problems, physician advisories and safety alerts, reflecting the importance and risks of product quality in the medical device industry.

Market complexity continues to intensify in the medical device industry. Factors such as buyer groups, government reimbursement systems for health care costs, relative patent portfolios, government regulation (including the regulatory approval process for medical devices), a more rigorous enforcement climate at the FDA, health care reform, product liability litigation and the rapid rate of technological change are increasingly important considerations for existing medical device manufacturers and potential entrants to the industry such as Novacon.

Litigation. The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that MicroVal, Fii or Novacon will not become subject to patent infringement claims or litigation or interference proceedings declared by the United States Patent and Trademark Office ("USPTO") to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedingsand related legal and administrative proceedings are both costly and time- consuming. Litigation may be necessary to enforce patents issued to Micro Val and Fii to protect trade secrets or know-how owned by them or to determine the enforceability, scope and validity of the proprietary rights of others.
Any litigation or interference proceedings may result in expense to Novacon and delay and/or adversely affect its its marketing efforts with respect to MicroVal or Fii medical device products. Any adverse determination in litigation or interference proceedings to which Novacon may become a party could subject it to significant liabilities to third parties, could prevent Novacon from selling MicroVal and Fii medical device products, which would have a material adverse effect on the company's business, financial condition and results of operations.

Pending Patent Litigation. On July 23, 1999, Novacon was served with a complaint filed in the United States District Court, Central District of California, Santa Ana, California, by I-Flow Corporation alleging various causes of action for patent infringement against Novacon with respect to its elastomeric infusion pump technology. Novacon believes that it has meritorious defenses to the claims asserted by I-Flow Corporation, however, Novacon lacks the financial resources to defend itself in the U.S. District Court in California. On
February 14, 2000, Novacon was notified the U.S. District Court, Central District of California, granted I-Flow Corporation, through a default judgment, a permanent injunction restraining Novacon from importing, manufacturing, and selling its Dib Drug Infusion Balloon in the United States. I-Flow Corporation claimed the Dib infusion pump design violated its patents and was awarded damages, legal fees and costs in amounts to be determined. Novacon denies the Dib design infringes any I-Flow patents and believes the Dib patents protect its design. However, Novacon is financially unable to respond to this lawsuit and therefore I-Flow was able to obtain a default judgment. If the default judgment is not successfully overturned, Novacon will be forced to immediately cease its infusion pump business. This development will have a serious adverse impact on Novacon and may cause the Company to go out of business.
against Novacon.

Uncertainty of United States Market Acceptance of MicroVal and Fii Products. There can be no assurance that any of the MicroVal and Fii medical device products will gain any significant United States market acceptance among physicians, surgeons and health care payors, even if required FDA regulatory approvals are obtained. Novacon believes that ultimately achieving market acceptance of such products will depend heavily on the results of clinical trials and the company's ability to demonstrate, through such ent in patient health using these medical devices. There can be no assurance that such clinical trials will achieve such results.

Market acceptance of MicroVal and Fii medical devices may also depend on educating physicians regarding the use of new procedures, overcoming physicians objections to new medical device products, overcoming physicians bias in favor of existing medical devices, and convincing health care payors and health care providers of the benefits of using MicroVal and Fii medical device products. There can be no assurance that Novacon will be successful in achieving these goals.

Company Medical Device Products May Be Dependent On Third-Party Payor Approvals. United States health care providers, including hospitals and physicians, that purchase medical devices generally rely on third party payors, principally federal Medicare, state Medicaid and private health care insurance plans, to reimburse all or part of the costs and fees associated with the procedures performed using these devices. Novacon's success will depend upon, among other things, the ability of health care providers to obtain satisfactory reimbursement from third party payors for medical procedures in which the company's medical device products are used. Third party payors may deny reimbursement if they determine that a prescribed device has not received appropriate regulatory clearances or approvals, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. If FDA clearance or approval were received, third party reimbursement would also depend upon decisions by the United States Health Care Financing Administration for Medicare, as well as individual health maintenance organizations, private insurers and other payors. Reimbursements in international markets vary significantly by country and by region within some countries, and reimbursement approvals may be obtained on a country-by-country basis. Many international markets have government managed health care systems that control reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems.
There can be no assurance that reimbursement for Novacon's product lines will be available or, if available, that such reimbursement will be available in sufficient amounts in the United States or international markets under either government or private reimbursement systems, or that physicians will support and advocate reimbursement for procedures using the company's product lines.
Failure by hospitals and physicians and other users of Novacon's product lines to obtain reimbursement from third party payors or chan arty payor policies toward reimbursement for procedures employing Novacon's product lines would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, Novacon is unable to predict what additional legislation or regulation, if any, relating to the health care industry or third party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have on the Company.

Dependence On MicroVal And Fii Medical Devices. Novacon's line of medical device products may be only available from sole or limited source suppliers, and in the case of MicroVal and Fii medical device products only from them. Moreover, the principal component of its elastomeric infusion pumps is available from only one source. Consequently, Novacon may experience difficulty in obtaining a sufficient supply of medical device products on a timely basis and there is no assurance that it will be able obtain a sufficient supply to fully satisfy the company's demands for such products at any given time.

Novacon expects to purchase all of its sole and limited source medical device products pursuant to purchase orders placed from time to time and may have no guaranteed supply arrangements. The inability to obtain sufficient medical device products, to obtain or develop alternative sources of supply at competitive prices and quality, or to avoid manufacturing delays could prevent Novacon from selling sufficient quantities of its medical device products to satisfy market demand, result in delays in product shipments, increase Novacon's products costs or cause an imbalance in the inventory level of certain products. Any or all of these problems could in turn result in the loss of customers,provide an opportunity for competing products to achieve greater market acceptance and otherwise adversely affect Novacon's business and financial results.

Carbilit(tm) Bileaflet Heart Valve and MicroVal Intravascular Stent Regulatory Approval. Various factors, including delays in laboratory and animal testing, difficulties in enrolling patients or physicians, and the problems in producing the number of heart valves and stents required to conduct the human clinical trials, could delay the start of trials for an indeterminate amount of time.
The human clinical trials will require the treatment of a statistically significant number of patients, and clinical follow-ups with such patients after eight months or more. r eight months or more. It is only after completion of these trials that MicroVal and Novacon would apply for the regulatory approvals required to commence marketing of the Carbilit(tm) Bileaflet Heart Valve and Effix(tm)Intravascular Stents in the United States and Europe. Moreover, even if FDA and European Union approval is granted to market the MicroVal Carbilit(tm) Bileaflet Heart Valve and Effix(tm) Intravascular Stent, subsequent experience may uncover unforeseen problems with the therapy require removal of the product from the market or additional testing. There can be no assurance that the MicroVal Carbilit(tm) Bileaflet Heart Valve or Effix(tm) Intravascular Stent or any of the other medical device products to be marketed by Novacon will prove to be safe and effective in clinical trials or ultimately will be approved for marketing by the United States or foreign regulatory authorities.

Novacon does not expect MicroVal and it to submit an application for pre-market approval ("PMA") in the United States for the MicroVal Carbilit(tm) Bileaflet Heart Valve and Effix(tm) Intravascular Stent until late 2000, and there can be no assurance that a PMA will be ever be submitted with respect to either medical device or that, if submitted, such PMAs would be approved by the FDA.

If either the MicroVal Carbilit(tm) Bileaflet Heart Valve or Effix(tm) Intravascular Stent do not prove to be safe and effective in clinical trials, Novacon's business, financial condition and results of operations may be materially adversely affected. In addition, the clinical trials may identify significant technical or other obstacles to be overcome prior to obtaining necessary regulatory approvals. Even if such obstacles are identified and overcome, commercialization of either the MicroVal Carbilit Bileaflet Heart Valve or Effix Intravascular Stent may be delayed.

Neither the Carbilit(tm) Bileaflet Heart Valve or Effix(tm) Intravascular Stent have commenced human clinical testing, nor can there be any assurance as to when, if ever, their respective safety and efficacy in cardiovascular disease treatment will be demonstrated. The Fii G.R.F. Biological Glue has been in clinical use in France for 22 years and in Canada for more than 5 years with excellent clinical results, but is not presently approved for commercial sale in the United States.

Dependence on Non-Binding Strategic Marketing Alliances; Need to Establish Alliances. Novacon's business strategy depends in significant part on establishing successful strategic alliances with a variety of key companies within the medical device distribution industry. Among the types of alliances contemplated by Novacon's business strategy are supply arrangements with surgeons and physicians, healthcare institutions, health care maintenance organizations, and third-party reimbursement firms. Novacon expects most of its strategic alliances of this nature in the immediate future. However, there is no assurance that such relationships will be achieved, or if achieved that they produce the benefits anticipated by Novacon. Moreover, Novacon believes that establishing strategic alliances is critical to the success of its business, and there is no assurance that it will be successful in doing so. In addition, Novacon expects most of its strategic alliances will not be covered by binding contracts, contain no minimum purchase commitments and may be subject to unilateral termination by such strategic partners, and there is no assurance as to the future success or significance of such alliances, if any. Also, some strategic alliances may require Novacon to share control over its marketing programs. Moreover, Novacon may be required to grant large distributors, among others, the right to sell for their own account significant quantities of the MicroVal or Fii products thereby reducing the supply of such products for Novacon to directly market and thereby increasing competitionsince Novacon will not control the price at which such distributors sell MicroVal and Fii products for their own account.

In order to support increased levels of sales in the future and to augment its long-term competitive position, Novacon anticipates that it will be required to make significant expenditures in sales and marketing.

Risks Associated with International Sales. International sales will account for a substantial portion of Novacon's revenues in the foreseeable future. A number of risks are inherent in international transactions. International sales may be limited or disrupted by the imposition of government controls, export license requirements, economic or political instability, trade restrictions, changes in tariffs or difficulties in staffing and management. Additionally, fluctuations in currency exchange rates as well as increases in duty rates may adversely affect Novacon's business, financial condition and results of operations and difficulties in obtaining export licenses. The financial condition, expertise and performance of Novacon's future international sub-distributors could affect sales of its product lines internationally and could have a material adverse effect on Novacon's business, financial condition and results of operations.
The proposed international nature of Novacon's business also subjects it and its representatives, agents and agents and sub-distributors to laws and regulations of internationaljurisdictions in which they operate or in which Novacon's product lines may be sold. The regulation of medical devices in a number of such jurisdictions, particularly in the European Union, continues to develop, and there can be no assurance that new laws or regulations will not have an adverse effect on Novacon's business, financial condition and results of operations. Foreign regulatory agencies often establish product standards different from the United States and any inability to obtain foreign regulatory approvalson timely basis could have a material adverse effect on the company's international business and its financial condition and results of operations.

 Risks Associated with Growth of Business; Scale-up Risks. If Novacon's line of medical products achieve commercial success, the growth of Novacon's business, including its internal operations, will place significant demands on the systems and management of the company. Such business growth will result in additional personnel needs and an increased level of responsibility for management personnel. To manage its growth effectively, Novacon will be required to continue to expand and improve its internal operations and systems (including logistics, management information systems, accounting systems and sales and marketing) and to expand and manage its employee base. Novacon will have to add key managers, and there is no assurance as to the rate at which such managers will be effectively assimilated into its business or operate effectively as a management team. Novacon will also be required to effectively expand and manage the independent contractors that it may have to use to distribute its medical device products in the future. Novacon's inability to manage growth effectively couldhave a material adverse effect on its operating results.

Certain Marketing and Sales Risks. Novacon may make arrangements with its customers who will generally allow their customers, in the event of a price decrease, credit equal to the difference between the price originally paid for products and the new decreased price on products in the customers' inventories on the date of the price decrease. When a price decrease is anticipated, Novacon will be required to establish reserves for amounts estimated to be reimbursed to qualifying customers. There can be no assurance that these reserves will be sufficientor that any future returns or price protection charges will not have a material adverse effect on Novacon's results of operations, particularly because future results will be heavily dependent on recently introduced products for which Novacon has little or no operating history. In addition, customers generally will have the right to return excess inventory within specified time periods. Any build-up of inventory at Novacon or in its distribution channels that does not sell through to end-users could have a material adverse effect on its operating results and financial condition.

Novacon from time to time may experience product defects and product returns. There can be no assurance that Novacon will not experience quality or reliability problems in the future that have an adverse effect on its business or financial results.

Novacon expects to market its products through product distributors. Novacon will grant credit to its customers, and a substantial portion of outstanding accounts receivable will be due from time to time from distributors. If any one or a group of these customers' receivable balances should be deemed uncollectible, it would have a material adverse effect on Novacon's results of operations and financial condition.

Product Liability Claims. Novacon operates in an industry susceptible to significant product liability claims. In recent years, there has been an increased public interest in product liability claims for implanted medical devices. These claims may be brought by individuals seeking relief for themselves or, increasingly, by groups seeking to represent a class. Product liability claims may be asserted against the company in the future relative to events not known to management at the present time. Novacon presently maintains no product liability insuranceand there is no assurance that it will be able to acquire product liability insurance with adequate coverage terms, if at all. Consequently, any claims that may be asserted against Novacon would have a material adverse effect on the company.

Dividends Not Likely. Novacon has not paid any dividends on its capital stock since its incorporation and does not intend to pay any cash dividends in the foreseeable future.

Dependence On Key Executive Management. Novacon's success will depend in large part upon the services of David P. Lang and other key employees. The loss of the services of one or more key executives, and particularly Mr. Lang, could have a material adverse effect on Novacon. Novacon's success will also depend in significant part upon its ability to attract and retain highly skilled management, marketing and other personnel. Competition for such personnel in the medical device industry is intense, and the company expects difficulty in finding sufficientnumbers of qualified professional and marketing personnel. There can be no assurance that Novacon will be successful in attracting and retaining the quantity and quality of personnel that it needs.

Novacon does not presently maintain key-man life insurance on its principal executives; however, it intends to secure such insurance during 2000. However, there is no assurance that the proceeds from such insurance, if any, would be adequate to identify and employ a successor and to compensate Novacon for the loss of such key executive.

Control by Principal Stockholders. Assuming the consummation of the proposed Santerra acquisition, David P. Lang and Jean Cuilleron and their affiliates may own beneficially more than 50% of Novacon's outstanding Common Stock. Furthermore, even if they do not own a majority of the company's Common Stock, they may in effect control the outcome of stockholder votes, including the election of directors. This concentration of ownership also may have the effect of delaying, deferring, or preventing a change in control of Novacon.

Suspension Of Trading of Company Common Stock. Novacon suspended filing its periodic reports required under the Securities Exchange Act of 1934, as amended, since 1996 primarily because of its lack of financial resources. The SEC may initiate investigation or commence enforcement proceedings against the company and its management for violation of the periodic reporting requirements. Any such action undertaken by the SEC could result in the imposition of fines or suspension of trading of the company's Common Stock.

Limited Public Trading Market And No Assurance Of Ability To Resell Company Common Stock. There is no assurance that any public market for the company's Common Stock will not be volatile. There have been periods of extreme fluctuation in the stock markets that, in many cases, were unrelated to the operating performance of, or announcements concerning, the issuers of the affected securities. Securities of issuers having relatively limited capitalization or securities recently offered in a public offering or being publicly traded are particularly susceptibleto change based on short-term trading strategies of certain investors. Accordingly, there can be no assurance that stockholders will be able to resell the shares of company Common Stock at any price.

Although Novacon's Common Stock is eligible for public trading, it may be relevant for company stockholders that Novacon's Common Stock be eligible for inclusion on the NASDAQ Small-Cap Market(r). Under the current adopted rules of the National Association of Securities Dealers, Inc. ("NASD"), in order to qualify for initial quotation of securities on NASDAQ, a company, among other things, must have at least $4,000,000 in total assets, 1,000,000 shares in the public float, $5,000,000 in market value of public float and a minimum bid of $4.00per share. For continued listing, a company, among other things, must have $2,000,000 in total assets, 500,000 shares in the public float, $1,000,000 in market value of public float and a minimum bid price of $1.00 per share.

Generally, holders of securities not eligible for NASDAQ Small-Cap Market(r) inclusion may have difficulty in selling their securities should they desire to do so. In such event, due to the low price of the securities, many brokerage firms will not effect transactions in such securities and it is unlikely that any bank or financial institution will accept such securities as collateral, which would have an adverse effect in developing or sustaining any market for such securities.

The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price less than $5.00 per share, subject to certain exceptions. During periods when Novacon's Common Stock does not qualify for inclusion on the NASDAQ Small-Cap Market or is removed therefrom, the Common Stock may become subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accreditedinvestors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse).
For transactions covered by these rules, the broker dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell Novacon's securities and may affect the ability of company stockholders to sell such securities in the secondary market.

Recently, the SEC has proposed regulations which, if adopted, will impose additional sales practice requirements on broker-dealers who sell securities whose issuers are not subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. For transactions covered by these proposed rules, the broker dealer must undertake special actions with respect to the market of such stocks. Consequently, these proposed rules may restrict the ability of broker-dealers to sell Novacon's securities and may affect the ability of purchasers to sell their shares in the secondary market.

Year 2000. Novacon is aware of the issues that many computer systems will face as the Year 2000 approaches. Novacon, however, believes that its internal software and hardware will be Year 2000 compliant. Novacon believes that any Year 2000 problems encountered by procurement agencies, hospitals and other customers and vendors are not likely to have a material adverse effect on its operations. There can be no assurance, however, that such problems will not arise.

Business Strategy

Novacon's primary business goal will be to achieve consistent growth in revenues and profitability through the acquisition of Santerra and its exclusive distribution and assembly licenses for a diverse medical device product line. The keys to its success will be fivefold:

Identify and consummate affiliations with medical device design and manufacturing partners that possess innovative medical device technology;

Secure timely medical device marketing approvals from applicable government regulatory agencies;

Structure effective medical device marketing and distribution alliances;

tay rigidly focused on the company philosophy of minimizing research and development expenditures; and

Invest company resources primarily in product fulfillment, not medical device development.

Novacon's business strategy has been to design, develop, manufacture and market disposable infusion pumps for pain management applications. Due to the default judgment described in Pending Discontinued Business Operations and Risk Factors, Novacon plans to diversify its medical device products to areas outside the infusion pump business.

Diversification Into New Markets: Novacon believes that there are substantial opportunities to use its medical device marketing experience in technologies other than infusion pumps. While the Novacon may be forced to exit the infusion pump sector, it believes that it can now consider pursuing other medical device applications. In this connection, Novacon has entered into a preliminary agreement to acquire Santerra Medical Technology, Inc. Santerra has adopted a strategy for the initial introduction of certain of its new medical device products and applications in selected foreign countries because of potentially less extensive and less time-consuming governmental regulatory procedures. Recently, Santerra entered into a preliminary distribution agreement for its MicroVal and Fii medical device product lines with Qinming Medical, Inc., Baoji, China.

Seek and Expand Strategic Alliances. Novacon intends to continue efforts to expand the market for its elastomeric infusion pump products through strategic alliances with key partners. In the orthopedic and sports medicine pain management marketplace, Novacon will attempt to continue to collaborate and expand its relationship with Innovasive Devices.


Medical Device Products

Elastomeric Infusion Pumps

Novacon acquired rights to manufacture and market the dib(tm) infusion balloon pump technology from DIB International Company, Ltd., Tokyo, Japan, in February, 1993. The agreement was renewed during September, 1998 for an additional 4-year term ending August 30, 2002.

On February 14, 2000, Novacon was notified the U.S. District Court, Central District of California, grantedI-Flow Corporation, through a default judgment, a permanent injunction restraining Novacon from importing, manufacturing, and selling its Dib Drug Infusion Balloon in the United States. I-Flow Corporation claimed the Dib infusion pump design violated its patents and was awarded damages, legal fees and costs in amounts to be determined. Novacon denies the Dib design infringes any I-Flow patents and believes the Dib patents protect its design. However, Novacon is financially unable to respond to this lawsuit and therefore I-Flow was able to obtain a default judgment. If the default judgment is not successfully overturned, Novacon will be forced to immediately cease its infusion pump business. This development will have a serious adverse impact on Novacon and may cause the Company to go out of business.


Pain Management Therapies. Novacon's primary business is currently directed at the epidural (spinal column) management of pain associated with labor and delivery, surgery, and cancer. dib(tm) is also used for morphine trials to qualify patients for permanent, implantable infusion systems. Toward this end, Novacon manufactures and markets its infusion pump systems for delivery of powerful narcotic drugs such as morphine, fentanyl, and bupivicaine and chemotherapy agents such as 5FU.

New Application. During May, 1999 Novacon entered into an exclusive three year Supply Agreement with Innovasive Devices, Inc. to furnish its elastomeric infusion pumps for Innovasive Device's post-operative Freedom(tm) Infusion System in the North, Central and South American markets. The agreement is annually renewable after its initial term. It requires Innovasive Devices to purchase a minimum of 10,000 infusion pumps in the first contract year, and annually thereafter an increasing minimum number not less than 110 percent of the prior year's sales. Innovasive Devices develops, manufactures and markets medical devices for orthopedic and sports medicine surgery.

Novacon and Innovasive devices were engaged in discussions leading to an expansion of the exclusive territory to include the European Union. On November 9, 1999 Innovasive Devices advised Novacon that it entered into an agreement to be acquired by a wholly-owned subsidiary of Johnson & Johnson Company. Innovasive Devices further advised Novacon that Johnson & Johnson was reviewing the Innovasive Devices Freedom(tm) medical device and would inform Innovasive Devices whether Johnson & Johnson intends to have Innovasive Devices continue its planned Freedom medical product rollout. As of February 15, 2000 Novacon has received no further information from Innovasive Devices except that scheduled delivery of its elastomeric pumps to Innovasive Devices has been indefinitely postponed. Johnson & Johnson, through a wholly-owned subsidiary, completed the acquisition of Innovasive Devices, Inc. on February 11, 2000.

On September 10, 1999, the FDA issued authorization to Novacon for full commercial distribution of the Freedom(tm) Infusion System for percutaneous infusion of medication directly into the surgical site, primarily following arthroscopic surgery.

dib(tm) Drug Infusion Balloon Pumps. Novacon's dib(tm) Drug Infusion Balloon systems are designed to provide the patient with an easy, comfortable and flexible means of epidural or intravenous infusion. They are generally worn by the patient attached to a belt, placed in a pocket, strapped to an arm or worn on a cord around the neck. The dib(tm) Drug Infusion Balloon pumps accurately deliver throughout a prescribed delivery period a controlled profile of pain medication to meet individual patient needs. The pain medication is delivered from the elastomericinfusion pump through either an epidural catheter inserted into the spinal column or an intravenous tubing set. The dib(tm) pump is loaded by syringe injection through a one-way filling port of the prescribed amount of drug solution into an enclosed silicone balloon reservoir. The medication solution, now under elastomeric pressure inside the silicone balloon, is released to flow when the outflow three-way stopcock is opened. The solution is metered through an in-line, ceramic, micro-flow regulator that, depending on the dib(tm) model, will accurately control flow rates at 0.5 ml/hr, 1 ml/hr, 2 ml/hr, 4 ml/hr, and 10 ml/hr.

Novacon's dib(tm) Infusion Balloon Pumps are prescribed by physicians for both hospital and at-home use. Most dib(tm) Infusion Balloon Pumps are used in a hospital setting for epidural infusion applications. When a dib(tm) Infusion Balloon Pump is prescribed for at-home use, a nurse typically assists in teaching the patient how to use the pump. After the infused medicine is exhausted a patient typically returns to the physician's office for removal of the catheter or tubing set and the infusion pump or acquisition of a new infusion pump with medication. Attachment and removal of catheters and tubing sets are normally undertaken by trained personnel. While Novacon believes that its elastomeric infusion pumps significantly improve the quality of life of their users and are relatively easy to use, physicians do not prescribe external infusion pumps for certain patients because the pumps are a relatively sophisticated means of delivering medication and some patients may not have the motivation and ability to understand and correctly use them. Also some patients, particularly in their teenage and early adult years, may object to pumps because they do not like the idea of having a device attached to their bodies. Moreover, elastomeric infusion pumps may not be appropriate for certain patients because of considerations of medication capacity, flow rate and adjustability concerns.

Novacon believes that its success in the future will depend on introducing new products from the acquisition of Santerra Medical Technologies, Inc.

Ranger(tm) Infusion Balloon Pumps. Novacon has designed a flow-rate adjustable model of its elastomeric infusion pump that is an upgrade from its current versions of the dib(tm) models. It is intended primarily for those circumstances where clinicians are required to change the flow rate of the infusion pump. Novacon believes the Ranger(tm) infusion balloon pumps offer physicians concerned with medication flow rates the opportunity to select and vary flow rates during the correctly use them. Ranger(tm) was authorized for commercial distribution in the United States in August, 1996.
line during the first quarter 2000.


Reconstructive Orthopedic Prosthetic Implants

Reconstructive orthopedic prosthetic implants are used to replace joints -- including hips, knees, shoulders, elbows, and wrists -- that are worn, damaged or diseased. Reconstructive surgery began in earnest in the late 1960s and, over the years, implant technology has improved demonstrably, allowing patients to live longer, more active lives. Hips represent the largest procedure in units, with roughly 320,000 implants performed each year worldwide. Industry estimates are that there were 320,000 total hip arthroplasty (THA) procedures performed worldwideduring 1997. The human hip is a ball-and-socket joint connecting the femur (thighbone) to the pelvis. Implants are made of cobalt chromium alloy, titanium alloy or stainless steel, (used as the "ball" and "stem") and ultra-high molecular weight polyethylene (i.e., a medical grade plastic) which is placed between the stem and the acetabulum and takes over the roll of the "socket." Over 60% of total hip arthroplasty procedures are performed on women with an average age of 69 (for men the average age are 63). Three hundred thousand (300,000) total knee arthroplasty (TKA) procedures were performed worldwide during 1997. The knee (the largest joint in the body, hinge-like function) is subjected to constant pounding, bending, and twisting from everyday activities. Depending on condition, treatments for knee problems range from simply altering lifestyle to total knee arthroplasty.

Generally, reconstructive implants are categorized as cemented, cementless or revision. Cemented implants, which represent about 60-65% of implants, are secured to bone with grout made of polymethylmethacrylate (cement) and generally used on older, less active patients. Although less costly than cementless implants, useful life is shorter. Cementless implants, which represent about 30-35% of implants, are biologically fixed whereby surrounding bony tissue grows into the implant thereby securing thereby securing the implant to bone without the use of cement. Cementlessimplants are used on younger, more active patients who expect higher and longer performance.

Reconstructive implants represent the largest piece of the orthopedic market at roughly 45% of total revenue or an estimated $3.8 billion in 1998, growing at 4-5% rate. Hip and knee implants are the largest segment (95% of total) with other reconstructive implants (shoulders, ankles, elbow, wrists, fingers) making up the rest. The 1998 $3.8 billion worldwide market was dominated by Zimmer (16%), DePuy (14%), Howmedica (13%), Biomet (10%), Sulzer Medica (10%), JNJ (9%), Smith & Nephew (6%), Stryker (6%), and Wright (2%). The balance of the market(14%, $532 million) is shared by smaller manufacturers. Santerra will compete directly in this reconstructive segment with the Fii product line.
The reconstructive sector, having weathered some price pressure in recent years, is now poised for solid growth of 3%-5% per year according to industry sources.

Fii reconstructive orthopedic prosthetic devices are CE marked for sale in the European Union countries and have been marketed and sold in France for over 16 years. Fii also manufactures such devices for private label distributors in Europe. Novacon believes that past French clinical use will facilitate FDA approval and expects to begin shipping in the third quarter of 2000 in the United States and Canada, and in the fourth quarter in China. The company intends to distribute Fii orthopedic medical devices through independent distributors.



Biological Glue

A variety of devices have been developed to assist the surgeon with the surgical closure and sealing of vascular tissue, including sutures, staples, and commercial biological glues (which until 1998 were available only outside the United States). Sutures and staples facilitate healing by joining wound edges and allowing the body to heal naturally. Industry sources estimate that the worldwide market for sutures and staples is approximately $2.7 billion.

In recent years, numerous products, including topical hemostats and fibrin glues, have been used, often in conjunction with sutures and staples, to control bleeding. However, these products are generally ineffective on actively bleeding tissue surfaces. Topical hemostats in sponge or strip form may require manual pressure to be effective and are generally removed prior to closing the surgical incision. They can also be awkward and difficult to place precisely. Commercially available fibrin glues are derived from pooled human blood plasma and, because of concerns about possible viral transmission, were only recently approved during 1998 for use in the United States. While fibrin glues can be produced from a patient's own blood (autologous glues), these glues typically adhere to tissue less effectively than commercially available glues, take approximately an hour to prepare, and thus must be mixed prior to surgery, irrespective of whether or not they are actually used in the procedure.

MicroVal and Fii developed and commercialized the G.R.F.(r) Biological Glue which has an excellent 22-year clinical experience in France and Canada. The G.R.F. Biological Glue is employed in the intraoperative repair of dissected aortic tissues. Aortic dissection is a life-threatening disease that involves the separation of tissue layers in the aorta that eventually divert normal blood flow into these diseased tissue layers. The condition always requires emergency surgery. G.R.F.(r) Biological Glue is shown to be a fast, effective adhesive without immunological reaction. MicroVal has advised the company that it is presently researching additional surgical uses for its G.R.F.(r) Biological Glue and intends to undertake clinical studies for pulmonary and renal applications. MicroVal and Novacon believe that G.R.F.(r) Biological Glue may enhance the efficacy of these procedures through more effective and rapid closure.

MicroVal G.R.F.(r) Biological Glue is CE marked for sale in the European Union countries and is approved for sale in Canada. Novacon expects to begin shipping G.R.F. Biological Glue for distribution in Canada during first quarter of 2000.

Novacon has implemented the FDA approval process in the United States and anticipates that past 22 year French clinical use will facilitate FDA approval in order to commence United States marketing during 2001.

Novacon has initiated G.R.F. Biological Glue distribution discussions with several multinational medical products companies for the United States, Japanese, Chinese and Canadian markets and expects to conclude marketing arrangements during second quarter 2000. Novacon is also investigating other international markets focusing on India and South America and expects to conclude marketing arrangements in those markets during 2000.


Laparoscopic Instruments

Open surgery is an invasive procedure that generally requires large incisions and significant tissue manipulation in order to provide the surgeon with direct access to the intended surgical site. Much of the trauma suffered in connection with open surgery is a result of gaining access to the surgical site and is not caused by the surgical repair itself. For example, the surgeon often must make large incisions through layers of muscle and tissue, which may cause muscle or nerve damage, bleeding, scarring and other complications such as infection, temporary or permanent debilitation and pain. As a result, many open surgical procedures require extended operating times, expose the patient to the risks of general anesthesia and involve lengthy hospitalization and patient recovery times. In addition, because of the severe trauma often associated with open surgical procedures, a significant population of patients, including the elderly and weak, are not considered good candidates for these surgical procedures and are thus deprived of treatment.

In order to reduce the complications associated with open surgery, surgical techniques referred to as minimally invasive surgery ("MIS") have been developed. These techniques allow surgeons to access the surgical site through the body's natural openings (e.g. mouth, urethra or rectum) or by making small incisions to access body cavities such as the abdominal cavity (the peritoneal cavity). The performance of MIS generally involves five basic steps. First, a small incision (approximately 1cm) is made for insertion of a trocar, a valved tube with a blunt or sharp insertion device. Next, additional trocars are introduced to gain increased access to the surgical site and permit the introduction of surgical instruments. Third, the surgeon creates a working space through the use of dissection tools or by insufflating a natural body cavity (such as the abdominal cavity). Fourth, the surgeon utilizes a device such as an endoscope or laparoscope to visualize the surgical field. Finally, the surgeon utilizes specialized MIS instruments to perform the surgical procedure.


Studies published in the NEW ENGLAND JOURNAL OF MEDICINE and THE JOURNAL OF VASCULAR SURGERY support the benefits of MIS as compared to open surgery, which generally include reduced patient trauma (including less muscle, nerve and other tissue damage), reduced blood loss, reduced post-operative infection, reduced scarring at the site of the incision (which in turn reduces reintervention requirements), shorter patient recovery time and ultimately lower medical costs.

Despite the documented benefits of MIS, its adoption to date has been limited to a select number of surgical procedures, and, in the aggregate, represented only an estimated 15% of all surgical procedures performed in the United States in 1997. The most widely adopted MIS procedure, laparoscopic cholecystectomy (removal of the gall bladder), has been successfully adopted and is used in an estimated 93% of such cases largely because the target surgical site lies within the abdominal cavity, the only natural body cavity that provides a working space when insufflated. Application of MIS techniques to other surgical procedures and the ability to exploit the clinical benefits of MIS have been limited by the lack of a natural body cavity proximate to the surgical site and the inability of the surgeon to easily and atraumatically access the surgical site or establish a surgical working space where no natural body cavity exists. MIS conducted outside of a natural body cavity requires the surgeon to tunnel through tissue to reach the target surgical site and to dissect a working space. If conventional dissection techniques are utilized, the resulting working space is often relatively bloody and affords only poor visualization.

As a result of these limitations, many common types of surgical repairs cannot be effectively performed using traditional blunt dissection MIS techniques, including hernia repairs, and procedures performed on organs such as the bladder, kidney, spine, aorta or other sites that lie outside the abdominal cavity. For other procedures, although MIS techniques may exist for the performance of the repair itself, gaining access to the target surgical site is invasive, thereby reducing many of the clinical benefits of MIS. For example, currently utilizedMIS for spinal fusion requires making small incisions at the midline of the patient's abdomen, entering the peritoneum, retracting bowel and other organs to one side, exiting the back of the peritoneum and continuing down to the front of the spine.

Novacon believes that a significant opportunity exists for technologies and surgical instruments that can effectively address the limitations of MIS and facilitate the adoption of MIS for a wider range of surgical procedures.

Hernia Repair: MicroVal 3D Anatomical Mesh. A hernia, a condition that commonly occurs in the groin, is a protrusion of normal abdominal contents through a muscle defect, usually in the tissue layers overlying the abdomen. The peritoneum and/or bowel often project into this defect, causing pain and potential major complications. Hernias affect over 650,000 people in the United States and approximately 1.3 million people worldwide each year.

The open surgical procedure for hernia repair is a herniorrhaphy, which involves making a 10 to 15 cm open incision in the groin over the muscle defect to be repaired. As in most invasive surgical procedures, recovery periods tend to be long, typically extending between three and six weeks. Over the last few years, in an effort to reduce post-operative pain and recovery times, several laparoscopic techniques have been developed to repair hernias. Despite these advances, MIS has not been optimized for hernia repair. For example, in certain MIShernia repair procedures, a surgeon must first make an incision in the abdominal wall to gain access to the abdominal cavity. The surgeon then must make an additional incision in the peritoneum enabling the surgeon to reach the surgical site and create the working space required to conduct the surgical repair.

Novacon believes that MicroVal's proprietary 3D Anatomical Mesh technology can significantly improve the outcomes of laparoscopic hernia repair procedures. Utilizing a trocar, the surgeon tunnels the device through a small incision at the umbilicus and then inflates the balloon to create a large and relatively bloodless space at the site of the hernia. The surgeon inserts the 3D Anatomical Mesh through the trocar into the target surgical site, releases it in the cavity, and the 3D Anatomical Mesh spreads out to perfectly conform to the inguino-pelvic region allowing the surgeon to reduce, and in some cases eliminate, the number of staples needed to secure the prosthesis. This procedure reduces the risk of organ damage, adhesion formation and morbidity, and eliminates the requirement for general anesthesia. The company believes that MicroVal 3D Anatomical Mesh hernia repair procedures will result in lower cost, fewer complications and faster recovery time as compared to open surgical hernia repair procedures.

Trocars: MicroVal Tulip(tm) Universal Trocars. MicroVal's proprietary Tulip(tm) surgical trocars allow a surgeon to rapidly access and relatively atraumatically create a working space at a target surgical site where none previously existed. The body is largely made up of tissue layers (skin, fat, and muscle, for example) with distinct planes between layers. The Company's surgical trocars allow the surgeon to exploit this anatomy using minimally invasive techniques. By following such a plane withdeflated and rolled balloon, and then inflating the balloon to dissect and separate the two adjacent layers, a new working space is created. Because MIS techniques are employed, there is little damage compared that likely encountered with open surgery and its related long incisions and collateral trauma to tissues and nerves.

The MicroVal Tulip(tm) is a cartridge-loaded universal trocar utilizing a single-use, disposable cartridge containing all the components that are normally difficult to dismantle and decontaminate. The cartridge attaches directly to the resterilizable, stainless steel insertion tube equipped with a deflation port and luer cone connector. The Tulip(tm) trocar design also affords single-handed operation.

MicroVal Serticlip. MicroVal's proprietary Serticlip is a unique system for atraumatic insertion of metal staples for secure closures following surgery through a pincer device. The titanium staples are radiopaque and easily loaded into the pincer by extracting the staples directly from a box of staples.

Novacon believes that MicroVal Tulip(tm) trocars, 3D Anatomical Mesh and Serticlip medical device products provide a platform for increasing the conversion of open hernia repair procedures to laparoscopic procedures. According to Medical Data International, Inc., laparoscopic hernia repair procedures represented approximately 160,000 or 25% of total hernia repair procedures in 1995. The company estimates that approximately half of these laparoscopic hernia repair procedures are now performed using balloon

MicroVal Tulip(tm) trocars, 3D Anatomical Mesh and Serticlip are CE marked for sale in European Union countries. MicroVal commenced commercial sales of its 3D Anatomical Mesh products in the European Union during 1999 through a distribution agreement with Ethicon Europe (a Johnson & Johnson Company subsidiary). Santerra obtained FDA approval to commence marketing MicroVal 3D Anatomical Mesh in United States in June, 1999 and is currently discussing distribution arrangements with a major distributor.

Research and Product Development

Elastomeric Infusion Pumps

Novacon's research and development activities are primarily related to prototype development of alternative applications for its elastomeric infusion pump technology. Novacon obtains its product ideas from health care professionals whose opinions on products are actively solicited through field visits and personal relationships. All research and development costs are expensed as incurred, and for 1997, 1998, and 1999, research and development expenses were $5,000, $8,000 and $20,000 respectively.


MicroVal and Fii Medical Devices

Although Novacon will not engage in any implantable medical device research and product development, it will use its understanding of the needs of the cardiovascular, vascular and orthopedic surgery medical specialties to assist MicroVal and Fii to develop or acquire implantable products and technologies for these fields. Novacon will identify market areas that can benefit from MicroVal and Fii medical devices and other related technologies, to assist them to develop innovative techniques and products within these areas, to secure their commercial protection, to establish their efficacy and then to market these techniques and products on behalf of MicroVal and Fii. To the extent that Novacon identifies additional applications for these products it may attempt to co-license these products to corporate partners for further development of such applications.

Intravascular Stents

Intravascular stents are small stainless steel or nitinol coils which are implanted in coronary and peripheral arteries to maintain vessel opening and arterial blood flow. Once implanted, stents support the vessel wall and prevent future occlusions. The MicroVal Effix(tm) intravascular stent system offers a full range of stent-mounted PTCA and peripheral catheters. The patented MicroVal Effix(tm) intravascular stent designs are laser crafted and trimmed to exacting specifications. MicroVal Effix(tm) intravascular stents feature low metal to artery ratios, no recoil and no length increase.

The MicroVal Effix(tm) intravascular stent system has been under design and development at MicroVal since 1996. In-vitro (laboratory) testing in 1997 progressed to animal studies in 1998. Six stents mounted on PTCA balloon catheters were implanted in six animals during February, 1998 in Paris. Four stents were removed in April, 1998 and specimens were evaluated for patency and histological data. Results on the explanted stents were very favorable. The two remaining stents were explanted during June, 1998 with equally favorable results.MicroVal is presently evaluating the feasibility of developing micro-stents in the diameter range of less than 2.5 millimeters. It is again noteworthy thatall MicroVal Effix(tm) intravascular stent in-vitro (laboratory) and animal studies have been, and will continue to be, conducted in accordance with FDA guidelines for intravascular stent testing. Moreover, it is contemplated that an FDA-approved protocol will be employed for both European and U.S. clinical evaluations. Novacon anticipates commencing international sales of the MicroVal Effix(tm) intravascular stents during the third quarter 2000 and initiating a U.S. clinical evaluation during the fourth quarter of 2000.

Mechanical Heart Valves

Prosthetic heart valves have been in general use since the 1960's and represent an estimated $600 million worldwide market. The worldwide prosthetic heart valve market has consistently grown at a rate of over 5 percent annually over the last 20 years, principally due to the expansion of cardiovascular surgery facilities and the acceptance of valve replacement. The worldwide prosthetic heart valve market is projected to continue to increase at annual rates of 4 to 5 percent due to the aging of the population and the expansion of cardiovascular surgery in international markets. One of the principal causes of valve replacement is the deterioration of natural valves through the aging process, with the average age of valve replacement patients in excess of 50 years. As this segment of the population increases, the market for prosthetic heart valves is expected to increase. In addition, rheumatic heart disease is a principal cause of valve replacement, particularly in areas where penicillin has been unavailable until relatively recently. As cardiovascular surgery facilities expand in developing markets, the number of prosthetic heart valve implants is expected to increase. The countries of Eastern Europe, the Middle East and South America all offer the potential for greater than 10 percent annual growth in the number of implants of prosthetic valves.

Over 70 percent of the prosthetic valves implanted worldwide are mechanical valves. Outside the United States, mechanical valves represent approximately 75 percent of the prosthetic valve implants. Furthermore, as life expectancies continue to increase, cardiac surgeons have been less likely to use tissue valves in older patients and thereby subject the patient to the risks of a possible re-operation. Mechanical valves are used in many instances to replace degenerative prosthetic tissue valves.

The mechanical heart valve market is highly competitive with one dominant company. According to industry estimates, St. Jude represented approximately 64% of the mechanical heart valves sold worldwide. St. Jude was founded in 1976 and has sold substantially the same bileaflet valve since it was first introduced in 1977, although certain minor alterations have recently been made to the valve. Companies that sell mechanical valves include Medtronic, Inc., CarboMedics, Inc. ("CMI"), Baxter Edwards, ATS Medical, and Sorin Biomedica Spa. Medtronic, Inc. sells a monoleaflet mechanical valve that was introduced in the late 1970's as well as a tissue valve. CMI, which manufactures pyrolytic carbon components for ATS Medical, markets a bileaflet pyrolytic carbon valve with cavity pivot areas resembling those in the St. Jude valve. CMI introduced its bileaflet valve in international markets in 1986 and in 1993 received FDA approval to sell the valve in the United States. Baxter Edwards reintroduced a bileaflet valve in international markets. Sorin Biomedica Spa is an Italian company that sells a monoleaflet and a bileaflet mechanical valve. These competitors have significantly greater financial resources than Novacon. The company is also aware of several companies that are developing new prosthetic heart valves. Several companies are developing and testing new autologous (created from the patient's own tissue) valves, more durable tissue valves and new bileaflet and trileaflet mechanical valves. Advancements also are being made in surgical procedures such as mitral valve reconstruction, whereby the natural mitral valveis repaired, thereby delaying the need for a replacement valve. Other companies are pursuing biocompatible coatings to be applied to mechanical valves in an effort to reduce the incidence of thromboembolic events.

Background of the Carbilit(tm) Bileaflet Heart Valve. The research, design and development of the Carbilit(tm) Bileaflet Heart Valve have been underway since 1990 under the auspices of Eugene M. Baudet, M.D. and Jean Cuilleron. Numerous revisions and refinements have occurred throughout this period. Recently, the Carbilit(tm) Bileaflet Heart Valve was tested at the Helmholtz-Institut for Biomedical Engineering at the Aachen University of Technology, Aachen, Germany, the world renown institute for its sophisticated capabilities for testing mechanical heart valve designs. The Carbilit(tm) Bileaflet Heart Valve in-vitro test (artificial heart chamber) results were superior to the market-dominant heart valve in all categories. The Carbilit(tm) Bileaflet Heart Valve is scheduled to begin in vitro testing program and animal studies (Paris) during 2000. Novacon anticipates the first human implant of Carbilit(tm) Bileaflet Heart Valve will occur at Bordeaux University Heart Hospital, Bordeaux, France during 2000. It is noteworthy that all Carbilit Bileaflet Heart Valve in-vitro (laboratory) and animal studies have been, and will continue to be, conducted in accordance with FDA guidelines for heart valve testing. Moreover, it is contemplated that an FDA-approved protocol will be employed for both European and U.S. clinical evaluations. Santerra anticipates commencing international sales of Carbilit(tm) Bileaflet Heart Valve during the fourth quarter of 2000 in selected international markets and initiating an U.S. clinical evaluation during the second quarter of 2001.

Design Characteristics. Prosthetic heart valves are surgically implanted to replace diseased human heart valves, normally in the aortic and mitral position. The Carbilit(tm) Bileaflet Heart Valve incorporates a patented bileaflet design which offers unique hinge and leaflet configurations that maximize the valve's effective orifice area. The Helmholtz-Institut in-vitro tests confirm the hemodynamic performance of Carbilit(tm) Bileaflet Heart Valve is superior to all currently available prosthetic heart valves. The Carbilit Bileaflet Heart
Valve employs the SFERO/MicroVal proprietary substrate biomaterial and carbon coating process that requires laser-manufacturing tolerances/designs offering high velocity, super-thin leaflets presently not possible with other current valve designs. The general criteria for superior valve performance are:

Hemodynamic flow: laminar, non-turbulent blood flow reduces the incidence of thromboembolic complications (strokes) and minimizes hemolysis (red blood cell destruction). The nature of hemodynamic flow is determined by the internal orifice design of the valve. Smooth, non-pooling and minimally obstructive surfaces produce more favorable hemodynamic flow and increased cardiac output.

Pressure gradients: The degree of blood flow resistance through the valve orifice is measured by the gradient created between the valve inflow and outflow pressures. Low gradients are highly desirable and indicative of an efficient orifice area free of obstructive hinges, leaflets and rings. Clinically, low resistance has the important benefit of lowering the pumping workload on the heart and reducing the enlarged left ventricle (chamber).

Design features: Durability is a must and extensive fatigue testing usually confirms device longevity. Low profile valves are preferable. A rotatable sewing cuff is desirable and allows the surgeon to optimize leaflet orientation after the valve has been sutured into the heart. Competitive valves must be adequately radiopaque (easily visible under X-ray) for diagnostic follow-up procedures. Rapid opening and closing velocities of valvular leaflets will also promote increased cardiac output (stroke volume

Commercially available prosthetic heart valves that, to a greater or lesser degree, satisfy the above criteria are: St. Jude Medical Bileaflet Heart Valve; Baxter International/Sorin Heart Valves; Carbomedics, Inc. Heart Valves and ATS Open Pivot Heart Valves. In-vitro testing at the Helmholtz-Institute demonstrated that the Carbilit"(tm) Bileaflet Heart Valve is superior, in all parameters, to the St. Jude Heart Valve, the dominant and most widely used mechanical heart valve in the world. Carbilit Bileaflet Heart Valve will have the thinnest, lightest and fastest leaflets of any available heart valve, generating the lowest pressure gradients and the highest cardiac output.

The Carbilit(tm) Bileaflet Heart Valve is designed to improve upon existing mechanical heart valves by combining a proprietary bileaflet design and composite material. Based on preliminary testing results conducted at the Helmholtz Institut, MicroVal believes that the Carbilit(tm) Bileaflet Heart Valve offers superior performance compared to other commercially available mechanical heart valves. The following characteristics are the primary advances of the Carbilit(tm) Bileaflet Heart Valve:

Potential for Reduced Rates of Thromboembolic Complications. The Carbilit(tm) Bileaflet Heart Valve's pivot areas are designed to be exposed to the washing action of the blood flowing through the valve. MicroVal believes the improved washing action lowers the likelihood of blood clot formation and the resulting incidence of thromboembolism. The design also results in low levels of hemolysis (damage to blood cells) which MicroVal believes further contributes to a low rate of thromboembolic complications.

Improved Blood Flow Efficiencies. MicroVal believes the Carbilit(tm) Bileaflet Heart Valve has several features that result in improved blood flow efficiency as compared to other commercially available valves. MicroVal believes that this design results in lower pressure gradients in the valve. The valve also has less regurgitation (backflow of blood when the valve is closing and closed) than other valves due to geometries that minimize the direct leakage paths. These design characteristics result in super t should reduce the workload on the heart.

Ease of Implant. The Carbilit(tm) Bileaflet Heart Valve and its supporting materials are designed for ease of use by the implanting cardiac surgeon. The valve has a low profile design to avoid complications associated with impinging on cardiac anatomy. The orifice ring also is rotatable, thereby allowing the surgeon to optimize valve position by adjusting the orientation of the leaflets after the valve has been sutured in the natural anatomical position in the patient's heart. The packaging and accessories of the valve will also be designed to facilitate the implant procedure by including all of the required items pre-assembled in a sterilized dual barrier container.

Improved Follow-up Diagnostic Capability. The Carbilit(tm) Bileaflet Heart Valve eases the follow-up diagnostic process by being more visible to x-rays than other commercially available valves. The proprietary carbon substrate component provides a clear image on x-rays taken from any angle thus making them more visible. This increased visibility to x-rays assists cardiologists during follow-up examinations.

The North American market of $ 475 million is increasing annually at 4-5%. Industry sources estimate that of all heart valve replacement surgeries performed in the U.S. in 1997, 69%, 30% and 1% involved the replacement of diseased or damaged aortic valves, mitral valves and pulmonary valves, respectively. Novacon estimates that the total heart valve and conduit replacement market in the U.S. in 1997 was approximately $395 million and is informed that approximately 95,000 heart valve and conduit surgeries were conducted in the U. S. in 1997.Of the total number of heart valve and conduit surgeries, approximately 64,000, or 67%, involved mechanical heart valves, and approximately 31,500, or 33%, involved tissue heart valves or conduits, including porcine, bovine and cryopreserved human tissues. Since 1993, the total U.S. replacement heart valve market grew at a compound annual growth rate of approximately 7%.

Supplies and Manufacturing

Elastomeric Infusion Pumps

Novacon purchases from outside vendors all of the elastomeric infusion pump components and various services used in the manufacture of its products. The purchased items are produced to its specifications and in many instances to its designs, except for the balloon/shaft assembly and ceramic flow controller purchased from DIB International Company, Ltd., which is the owner of this patented technology and sole source supplier. Novacon then contracts for the assembly of its components into finished products.

Novacon relies on single sources for certain critical components, including the balloon/shaft assembly and ceramic flow controller, as well as a sole source subcontract arrangement for sterilization services. The loss of any of these critical sole source vendors could have a material adverse effect on the Company's business, financial condition and results of operations.

The other components used in the manufacture of the elastomeric infusion pumps are generally available from multiple sources. The availability of such components could affect Novacon's ability to fill customer's orders on a timely basis. However, Novacon believes that the interruption of its relationships with such suppliers would not have a material adverse effect over the long-term, as such components are available from other suppliers.

Novacon does not assemble its elastomeric infusion pumps. It outsources the assembly with firms specializing in contract medical manufacturing. Contract medical manufacturing services are generally available from multiple sources and although interruption of its relationships with such firms could effect Novacon's ability to fill customer's orders on a timely basis, Novacon believes that the interruption of its relationships with such suppliers would not have a material adverse effect over the long-term.


MicroVal and Fii Medical Device Products

The implantable medical device products distributed by Novacon will be manufactured in France by MicroVal and Fii. Novacon is informed by them that raw materials used in the production of their medical device products are purchased from various qualified suppliers, subjected to stringent quality specifications and assembled by them. Quality audits of suppliers are conducted, and they have adopted supplier qualification programs.

Novacon will purchase all of the MicroVal and Fii medical device products directly from them on a single source basis. The loss of this critical sole source vendor would have a material adverse effect on the company's business, financial condition and results of operations.

The continuing availability of these medical devices is critical to Novacon's implantable medical device business because no other similar technology is presently available to the company. The availability of such medical device products affects Novacon's ability to fill customers' orders on a timely basis. Moreover, an interruption of Novacon's relationship with MicroVal and Fii would have a material adverse effect on the company's operations and financial condition.

Novacon does not intend to carry MicroVal and Fii medical device products in United States inventory to meet forecasted delivery requirements to customers. Its supply agreement with MicroVal and Fii will involve maintaining products in their facility. However, in order to meet Novacon's rapid delivery requirements and to assure a continuous allotment of medical device products it may be required to inventory such products for United States customers.

Quality Assurance

MicroVal and Fii's operations encompass the manufacturing of bioprosthetics, bioadhesives and single-use medical devices. In all of their facilities, they are subject to regulatory standards for good manufacturing practices, including current Quality System Regulations, which are FDA regulatory requirements for medical device manufacturers. The FDA periodically inspects such facilities to ensure compliance with these regulations. MicroVal and Fii also operate according to ISO 9001 Quality System Requirements, an internationally recognized voluntary system of quality management for companies that design, develop, manufacture, distribute and service products. MicroVal and Fii maintain a Certification of Approval to the ISO 9001, as well as EN46001 and ANSI/ISO/ASQC/ Q9001, the European and U.S. versions of the international standard, respectively. This approval is issued by Lloyd's Register Quality Assurance Limited ("LRQA"). LRQA is a Notified Body officially recognized by the European Union to perform assessments of compliance with ISO 9001 and its derivative standards. LRQA performs semi-annual on-site inspections of their respective quality systems.

Novacon believes that MicroVal and Fii are in compliance with all FDA requirements including FDA Good Manufacturing Practices ("GMP") for medical devices. There can be no assurance, however, that MicroVal and Fii will remain in compliance with GMP, and failure to do so could have a material adverse effect on Novacon's business, operating results or financial condition.

Backlog

Elastomeric Infusion Pumps

	Novacon makes product forecasts from future delivery based upon frequently updated information from customers; such forecasts are then adjusted or replaced by actual purchase orders or production releases. On January 31, 2000, Novacon's backlog of infusion pump orders and releases was approximately $180,000, of which $172,250 was related to the Innovasive Devices supply agreement. Novacon expects the current backlog to be filled during the current fiscal year.
Novacon expects that its backlog with respect to the Innovasive Devices supply agreement will change from time to time during the contract. However, none of the order backlog may be shipped unless the default judgment against Novacon is successfully overturned. (See Pending Discontinued Business Operations and Risk Factors.)


MicroVal and Fii Medical Device Products

Novacon presently has no firm orders for any of the MicroVal and Fii medical device products. Novacon commenced discussions concerning distribution of MicroVal and Fii medical device products during mid-1999 with several distribution companies. Although these companies have indicated a strong interest in the medical device products, no marketing arrangements can be made until the medical devices have received government approval for commercial sales.

Marketing and Sales

Elastomeric Infusion Pumps

Novacon sells its dib(tm) elastomeric infusion pumps both directly and through independent distributors. Direct orders for Novacon's infusion pumps in the U.S. are typically placed by a physician or health care institution. Distributor orders are similarly generated.

MicroVal and Fii Medical Device Products

Novacon management believes there is a substantial worldwide market potential for MicroVal and Fii proprietary medical device products. However, there are significant competitive problems facing an emerging medical device manufacturer such as MicroVal and Fii in medical device product markets. Although Fii has achieved reconstructive orthopedic prosthetic implant market entry in France and MicroVal's medical devices evaluation and market interest are encouraging, there is no assurance that the MicroVal and Fii medical device market entry will be successful. MicroVal's medical devices, when approved for human use, are to be considered early, introductory medical device products with a prospective market acceptance and, therefore, there is no assurance that such medical device products will be well received by the medical and healthcare industry and achieve sufficient sales to cover Novacon's costs incurred in connection with the distribution and marketing of such products or to permit the company to operate profitability.

Novacon is informed that the current worldwide annual market for its MicroVal and Fii medical device products exceeds $7.5 billion and is growing. Novacon intends to enter into distribution alliances with major medical device companies and when appropriate, sublicense its rights acquired under its MicroVal and Fii agreements.

Novacon is implementing its distribution of medical device products through strategic alliances with a variety of medical device companies. For example, Novacon expects to appoint a major multinational medical company as exclusive distributor for the MicroVal G.R.F. Biological Glue in the United States and Canada and another such company in Japan and China. Novacon expects to appoint a major multinational medical company as exclusive distributor for the MicroVal 3D Anatomical mesh in the North American market and another such company in Japan, China and India. Novacon expects to appoint a exclusive distributor of MicroVal laprascopic instruments in the United States. Distribution alliances with major medical device distributors will be a crucial element in the company's objective of establishing MicroVal and Fii medical device products in the international medical device industry.

Novacon will also seek arrangements with surgeons and physicians, healthcare institutions, healthcare maintenance organizations, and third-party healthcare reimbursement organizations.

Novacon may also seek to enter into sub-licensing arrangements with other medical device product companies to sell private or co-branded versions of MicroVal and Fii medical device products. For example, the company expects to license both the MicroVal Carbilit(tm) Bileaflet Heart Valve and Effix(tm) intravascular stents to major medical device companies that may distribute the medical devices under their own name.

Novacon, together with MicroVal and Fii, is developing a program to disseminate clinical and technical information worldwide to educate surgeons about the benefits of the MicroVal and Fii medical device products and to encourage surgeons to perform procedures utilizing the medical device products. In support of this program, Novacon will produce and distribute to surgeons procedure demonstration videos and educational videos for hernia repair, cardiac and vascular surgery and reconstructive surgery. In addition, Novacon has and will continue to developedrelationships with several leading surgeons in each of the company's targeted major medical device specialty areas who provide input on clinical and product development, as well as surgical procedures that are candidates for MicroVal and Fii medical device products. In addition, Novacon will actively sponsor a number of marketing-related clinical evaluations designed to demonstrate the utility and ease of use of the MicroVal and Fii medical device products.

Foreign Operations

The MicroVal and Fii medical device products distributed by Novacon will be manufactured in France and sold generally worldwide except in the European Union. The principal markets for Novacon's medical device products outside of the European Union are North America (the United States, Canada, and Mexico) and Asia/Pacific.

Foreign economic conditions and exchange rate fluctuations generally have caused profitability from foreign revenues to fluctuate more than profitability from domestic revenues. Novacon believes that its proposed activities in some countries outside of the United States will involve greater risk that its anticipated domestic business due to the forgoing factors as well as local commercial and economic policies and political uncertainties.

Competition

Elastomeric Infusion Pumps

At present Novacon considers its primary competition in the pain management market for its disposable infusion pump systems to be permanent, external electro/mechanical infusion pumps. The Company competes against electro/ mechanical infusion pump technology primarily by educating doctors, nurses, managed care organizations and other third-party payers about the cost effective and patient-comfort advantages of disposable infusion pump therapy over electro/ mechanical infusion pumps.

In the sale of its elastomeric infusion pumps for pain management, Novacon believes presently that no other disposable, elastomeric infusion pump companies have FDA approval for the epidural infusion of drugs. However, several large medical products companies such as Baxter Healthcare Corporation, Abbott Laboratories, Inc., and I-Flow Corporation manufacture and distribute functionally similar disposable infusion pumps for intravenous pain management and other therapies, including antibiotic, chemotherapy and nutrient infusions. Baxter and I-Flow compete directly in the at-home antibiotic market. Novacon never has, nor does it intend in the future, to enter this high volume, price driven market segment. Although such competitive infusion pumps have similar function, Novacon believes that its dib(tm) flow accuracy and biomaterial
(latex free) composition provide the optimum compatibility for a broad range of narcotic and non-narcotic drugs.

Novacon competes with other pump makers primarily on the basis of product design, quality and utility, customer service and price. There can be no assurance that past, current and potential makers of competitive pumps, all of which may have substantially greater financial, technical, marketing and other resources than Novacon, will not become more significant factors in the future. Novacon believes that it may be faced with additional competition in the near future.

Numerous companies, all of which have substantially greater financial, technical, manufacturing, marketing and other resources than Novacon, are attempting to develop a variety of products for pain management. Some of these products are infusion systems, both electro/mechanical and infusion pumps.

The distribution of infusion pumps is a highly competitive business. All of these companies have substantially greater resources than Novacon. Moreover, the health care industry generally, and the provider segment in particular, has experienced, and is expected to continue to experience, consolidation. This trend could produce additional competitors having larger and substantially greater resources than Novacon. Competitive pressure could cause Novacon to lose or fail to gain market share or experience significant price erosion. Novacon competeson the basis of customer service, convenience, product availability and price.

A number of companies and medical researchers are pursuing new delivery devices, delivery technologies, procedures, drugs and bioengineered therapeutics for pain management treatment. If successful, these technologies and/or medical procedures could have a material adverse effect on Novacon's business, financial condition and results of operations and could possibly render Novacon's products obsolete.

MicroVal and Fii Medical Device Products

Competition in the medical device industry, and especially the markets for cardiovascular and orthopedic medical devices, is intense. Novacon will compete with many domestic and foreign medical device, pharmaceutical and biopharmaceutical companies, and medical device distributors. Many of Novacon's current and potential competitors have substantially greater financial, regulatory, marketing and sales, and personnel resources than the company.
These competitors may also have greater experience in market

The intensity and form of competition may vary by medical device product platform. Novacon believes that customer service is the principal key to successful medical device product marketing. Medical centers and physicians/ surgeons demand constant attention and service. Although product pricing is important, to a large degree pricing is dependent on the criticality of the medical device application. For example, simpler, non-life support medical devices are very price sensitive and prices are significant in the buying decision. Implantable, life-supportmedical devices, however, generally compete on the basis of reliability and performance rather than price. For these reasons Novacon's business plan is to focus on developing marketing and distribution alliances with major multinational medical device companies rather than create its own direct sales forces.

Other recently developed technologies or procedures are, or may in the future be, the basis of competitive products. There can be no assurance that Novacon's current competitors or other parties will not succeed in developing alternative technologies and products that are more effective, easier to use or more economical than those which have or are being developed by MicroVal and Fii or that would render their respective technology and products obsolete and non-competitive in these fields. In such event, condition and results of operations could be materially adversely affected.

Among the major competitors for MicroVal and Fii medical device products are the following companies:

Reconstructive Orthopedic Implants. Major companies include Zimmer (subsidiary of Bristol-Myers-Squibb Co.), Howmedica (subsidiary of Pfizer, Inc.), Smith & Nephew, DePuy, Inc., Stryker Corporation, Biomet, Sofamor Danek Group, Inc., Wright Medical, and Johnson & Johnson

G.R.F. Biological Glue. Although only CryoLife Corporation presently markets a bioglue adhesive for aortic dissection, Santerra is aware that several companies have surgical adhesive products under development.

Laparoscopic Surgical Instruments. Major market participants include Johnson & Johnson, U.S. Surgical Corporation and C.R. Bard, Inc.

Intravascular Stents. Major companies include Boston Scientific, Inc., Arterial Vascular Engineering, Inc., Cordis (subsidiary of Johnson & Johnson), Guidant, Inc., Medtronic, Inc., and U.S. Surgical Corporation.

Mechanical Heart Valves. A few companies dominate portions of the mechanical heart valve market, including St. Jude Medical, Inc., Medtronic, Inc., Sorin Biomedica, Spa., CMI (Carbomedics) division of Sulzer Medica, Spa., ATS Medical, Inc., and Baxter International, Inc.

Any implantable medical device product marketed by Novacon will have to compete for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive medical device products. Accordingly, the relative speed with which MicroVal, Fii and Novacon gain regulatory approval and reimbursement acceptance are important competitive factors. In addition, Novacon believes that the primary competitive factors for medical device products include safety, efficacy, and ease of use, reliability, and suitability for use, service and price. Novacon also believes that physician relationships, especially relationships with leaders in the cardiovascular surgery and interventional cardiology community, are important competitive factors.

Special Competitive Factors Concerning Heart Valves. The mechanical heart valve market is highly competitive with one dominant company. During 1998, according to industry estimates, St. Jude represented approximately 70% of the mechanical heart valves sold worldwide. St. Jude was founded in 1976 and has sold substantially the same bileaflet valve since it was first introduced in 1977, although certain minor alterations have recently been made to the valve.

Companies that sell mechanical valves include Medtronic, Inc., CarboMedics, Inc. ("CMI"), Baxter Edwards, ATS Medical, and Sorin Biomedica Spa. Medtronic, Inc. sells a monoleaflet mechanical valve that was introduced in the late 1970's as well as a tissue valve. CMI, which manufactures pyrolytic carbon components for ATS Medical, markets a bileaflet pyrolytic carbon valve with cavity pivot areas resembling those in the St. Jude valve. CMI introduced its bileaflet valve in international markets in 1986 and in 1993 received FDA approval to sell the valve in the United States. Baxter Edwards reintroduced a bileaflet valve in international markets. Sorin Biomedica Spa is an Italian company that sells a monoleaflet and a bileaflet mechanical valve. These competitors have significantly greater financial resources than Novacon.

Novacon also is aware of several companies that are developing new prosthetic heart valves. Several companies are developing and testing new autologous (created from the patient's own tissue) valves, more durable tissue valves and new bileaflet and trileaflet mechanical valves. Advancements also are being made in surgical procedures such as mitral valve reconstruction, whereby the natural mitral valve is repaired, thereby delaying the need for a replacement valve. Other companies are pursuing biocompatible coatings to be applied to mechanical valves in an effort to reduce the incidence of thromboembolic events.

Novacon believes that the most important factors in a physician's selection of a particular prosthetic valve are the physician's perceived benefits of the valve and the physician's confidence in the valve design. As a result, valves that have developed a favorable clinical performance record have a significant marketing advantage over new valves. In addition, negative publicity resulting from isolated incidents can have a significant negative effect on a valve's overall acceptance. Novacon's success will be dependent upon the surgeon's willingness to use a new prosthetic heart valve as well as the future clinical performance of the Carbilit(tm) Bileaflet Heart Valve compared with the more established competition.

Novacon believes that mechanical heart valves are currently being marketed to hospitals at prices that vary significantly from country to country due to market conditions, currency valuations, distributor mark-ups and government regulations. Novacon believes that, after distributor mark-up, the Carbilit(tm) Bileaflet Heart Valve will sell at or above the current price of other valves in most markets. In many markets, government agencies are imposing or proposing price controls or restrictions on medical products. Novacon will work with its independent distributors to price the valve in each market to meet these limitations. In addition, Novacon's primary competitors have the ability, due to their internal manufacturing facilities and economies of scale, to manufacture their valves at lower cost than MicroVal can manufacture the Carbilit(tm) Bileaflet Heart Valve.

Patents, Proprietary Rights and Trademarks

Novacon owns no patents to protect technology, inventions and improvements that it considers important to the development of its business. However, its has a non-exclusive license to utilize the balloon/shaft assembly and ceramic flow controller purchased from DIB International Company, Ltd., which is the owner of this patented technology under a number of patents. Moreover, Novacon relies primarily on trade secrets and know-how with respect to its infusion pump products.

Novacon holds significant rights under its agreements with MicroVal and Fii. Santerra's distribution and sub-assembly agreements provide for exclusive representation and distribution of all current and future MicroVal and Fii medical device products in the Americas and Asia/Pacific as well as lesser markets, and non-exclusive rights in the European Union. These renewable, long-term agreements also include rights of sub-distributor appointments and product assembly and licensing rights under certain circumstances. The company has rights to resell MicroVal and Fii medical device products under the Santerra tradename, purchase and license MicroVal and Fii medical device technology and make capital investments in MicroVal and Fii. Additionally, all governmental regulatory approvals are secured in Novacon's name and, as such, only the company (and its sub-distributors and licensees) will have the right and authority to sell the medical device products approved in any jurisdiction.

MicroVal and Fii rely on a combination of patents, trade secrets, trademarks and confidentiality agreements to protect their respective proprietary products, processing technology, rights and know-how. Novacon believes that MicroVal and Fii's respective patents, trade secrets, trademarks and technology rights and know-how provide them with important competitive advantages that in turn benefit Novacon as the distributor of their medical device products. However, there can be no assurance that the claims allowed in any of MicroVal or Fii's existing or future patents will provide competitive advantages for their respective products, processes and technologies or will not be successfully challenged or circumvented by competitors. To the extent that any of MicroVal and Fii's medical device products are not patent protected, their respective business, financial condition and results of operations, as well as those of Novacon, could be materially adversely affected.

Novacon has entered into confidentiality agreements with MicroVal and Fii, and in turn all of Novacon's employees, consultants and sub-distributors have, or will be required to, to maintain the confidentiality of trade secrets and proprietary information of MicroVal, Fii and Novacon. There can be no assurance, however, that the obligations of employees of Novacon and third parties with whom the company has entered into confidentiality agreements will effectively prevent disclosure of MicroVal, Fii and Novacon's confidential information or provide meaningful protection for such confidential information if there is unauthorized use or disclosure, or that such trade secrets or proprietary information will not be independently developed by competitors. Litigation may be necessary to defend against claims of infringement, to enforce patents and trademarks, or to protect trade secrets and could result in substantial cost to, and diversion of effort by, Novacon. There can be no assurance that Novacon would prevail in any such litigation. In addition, the laws of some foreign countries do not protect Novacon's proprietary rights to the same extent, as do the laws of the United States.

Litigation may be necessary to protect trade secrets or know-how owned by Novacon or to determine the enforceability, scope and validity of the proprietary rights of others. Although Novacon believes that it owns or has the right to use all technology incorporated into its elastomeric infusion pump products, I-Flow Corporation commenced patent interference litigation against Novacon in United States District Court, Central District of California, in July, 1999. On February 14, 2000, Novacon was notified the U.S. District Court, Central District of California, granted I-Flow Corporation, through a default judgment, a permanent injunction restraining Novacon from importing, manufacturing, and selling its Dib Drug Infusion Balloon in the United States. I-Flow Corporation claimed the Dib infusion pump design violated its patents and was awarded damages, legal fees and costs in amounts to be determined. Novacon denies the Dib design infringes any I-Flow patents and believes the Dib patents protect its design. However, Novacon is financially unable to respond to this lawsuit and therefore I-Flow was able to obtain a default judgment. If the default judgment is not successfully overturned, Novacon will be forced to immediately cease its infusion pump business. This development will have a serious adverse impact on Novacon and may cause the Company to go out of business.

Novacon knows of no other claims asserted by any other person for infringement of patents, but it is always possible that a third-party may assert infringement.

Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, associated costs may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses would be available to Novacon on satisfactory terms or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent Novacon from manufacturing and selling certain of its products or its planned products, which would have a material adverse effect on Novacon's business, diversification opportunities, financial condition and results of operations.

Novacon owns no trademarks. The Company relies on certain trade secrets and proprietary know-how that it seeks to protect, in part, through confidentiality agreements with its employees and consultants. There can be no assurances that any unprotected information will not also be developed by others.

Government Regulation

Clinical testing, manufacture and sale of Novacon's products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state agencies. Novacon s required to register as a medical device manufacturer with the FDA. Novacon is subject to inspection on a routine basis by the FDA for compliance with the FDA's Quality Systems Regulation ("QSR"). These regulations impose certain procedural and documentation requirements upon Novacon with respect to manufacturing and quality assurance activities.

Under the Federal Food, Drug and Cosmetic Act (the "Act"), as amended, medical devices are classified into one of three classes (i.e., Class I, II, or III) on the basis of the controls necessary to reasonably ensure their safety and effectiveness. Safety and effectiveness can reasonably be assured for Class I devices through general controls (e.g., labeling, premarket notification and adherence to QSRs) and for Class II devices through the use of general and special controls (e.g., performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, Class III devices are those which must receive PMA by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed Class I or Class II devices).

Before a new device can be introduced to the market, the manufacturer generally must obtain FDA clearance through either a 510(k) premarket notification or a PMA. A 510(k) clearance will be granted if the submitted data establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device, or to a pre-amendment Class III medical device for which the FDA has not called for PMAs. Generally an application for 510(k) clearance only requires submission of a file, including design, manufacturing, test and marketing information, including labeling. However, in some cases the FDA requires clinical trials under an IDE (as defined below), even for products to be cleared under the 510(k) process. There can be no assurance that Novacon will obtain premarket clearance for any of the devices for which it may file a 510(k) notice. The FDA may determine that the proposed device is not substantially equivalent, or that additional data are needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination, or a request for additional data, could delay the market introduction of new products that fall into this category and could have a material adverse effect on Novacon's business, financial condition and results of operations.

The FDA currently regulates disposable infusion pumps as Class II devices. Disposable infusion pumps have generally qualified for clearance under Section 510(k), although certain features of advanced pumps may require clinical validation. Novacon's elastomeric infusion pumps have all been cleared by the FDA pursuant to the Section 510(k) premarket notification process. Modifications or enhancements to Novacon's products that are cleared through the 510(k) process that could significantly affect safety or effectiveness will require new submissions. There can be no assurance that the FDA will approve new 510(k) notifications for any of these modifications.

Novacon does not currently manufacture or market Class III medical devices or devices requiring PMA filings with the FDA. However, should any of the Company's future products be accorded PMA filing requirements, compliance with the following procedures is mandatory. A PMA must be filed if the proposed device is not substantially equivalent to a legally marketed device or if it is a pre-amendment Class III device for which the FDA has called for PMAs.

In order to obtain a PMA, a device that poses a significant risk to patients must undergo clinical evaluation under an Investigational Device Exemption ("IDE") that is granted by the FDA to permit testing of the device in a limited number of humans in clinical trials conducted at a restricted group of clinical sites. In addition to obtaining from the FDA an IDE approval to conduct a clinical trial, the sponsor of the investigational research must also obtain approval for the clinical research from an institutional review board or committee established for this purpose by each medical center where the trials will be conducted. Clinical trials leading to a PMA are intensive and costly activities that usually extend over two or more years. As the clinical trial progresses under an IDE, the FDA may at certain milestones allow expansion of the scope of the trial to allow additional patients or additional clinical sites or both.

Clinical trial results are presented to the FDA in a PMA application. In addition to the results of clinical investigations, the applicant must submit other information relevant to the safety and efficacy of the device and/or the drug, including the results of non-clinical tests, a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed labeling. Such submissions are extremely detailed and complex, often involving thousands of pages. The FDA staff then reviews the submitted application and determines whether or not to accept the application for filing. There is no assurance that either the safety or efficacy data in these submissions will be deemed sufficiently complete and adequate by the FDA, and if they are not, a final determination by the FDA could be delayed while additional trials are performed or the project could be abandoned. Such trials would add significant new costs to such a program, which would have a material adverse effect on Novacon's business, financial condition and results of operations.


If accepted for filing, the applications are further reviewed first by the FDA staff and, if appropriate, subsequently by an FDA scientific advisory panel comprised of physicians and others with expertise in the relevant field. A public meeting is held before the advisory panel in which the PMA application is reviewed and discussed. The scientific advisory panel then issues a recommendation of approval or denial to the FDA or recommends approval with conditions. Although the FDA is not bound by the opinion of the advisory panel, the FDA tends to give considerable weight to panel recommendations. If the FDA's evaluations of the application are favorable, the FDA will subsequently publish an order approving the PMA application. Interested parties can file comments on the order and seek further FDA review.

Although by statute the FDA is granted 180 days in which to review a PMA NDA and either approve or disapprove it, in practice the FDA has often taken much longer. Generally, during the review, the FDA will request additional data and the applicant will agree to extend the review time. The FDA will make an initial assessment as to whether the PMA is sufficiently complete for review and may require the development and submission of additional data or analyses. The PMA processing in the past has typically lasted more than a year from the time of filing, and in some cases several years, but the FDA is being pressured to meet its statutory timelines. Many such reviews are now being completed within six months, but others are not, and there is no assurance when or if an application will be approved.

New PMA applications or PMA supplements are required for certain modifications to a device that is approved through the PMA process. Supplements to a PMA application often require submission of the same type of information as for a PMA application except that the supplement is limited to information needed to support any changes from the product covered by the original PMA application and may not require the submission of clinical data or the convening of an advisory committee and corresponding revie

The PMA processes can be expensive, uncertain and lengthy, and a number of devices for which PMA approval has been sought have never been approved for marketing. There can be no assurance that Novacon will be able to obtain necessary regulatory approvals or clearances on a timely basis or at all for any of its products under development, and delays in receipt of or failure to receive such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on Novacon's business, financial condition and results of operations.

Approvals restrict devices to specifically labeled uses. The FDA actively enforces regulations prohibiting marketing of products for unapproved uses.

The FDA also conducts inspections to determine whether Novacon conforms with QSR, and subsequent QSR inspections will continue after the FDA approval.

Failure to comply with applicable regulatory requirements can result in, among other things, fines, injunctions, civil penalties, failure of the government to grant premarket clearance or premarket approval of devices or drugs, delays or suspensions or withdrawals of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions. Changes in existing requirements or adoption of new requirements could have a material adverse effect on Novacon's business, financial condition and results of operations.

The FDA can withdraw a PMA approval if new evidence or new information shows the device is no longer safe or effective, or if the FDA discovers that the PMA contains any untrue statement of material fact. Other reasons justifying withdrawal of a PMA by the FDA include, but are not limited to, failure to maintain required records or to file records and reports, new questions regarding manufacturing, and whether labeling is false or misleading.

There can be no assurance that the necessary approvals for the use of new generations of Novacon's elastomeric infusion pumps will be granted by the FDA or other authorities on a timely basis or at all, and delays in receipt of or failure to receive such approvals, or the loss of previously received approvals, could result in significant delays, substantial costs or even the cessation of operations relating to a product or group of products, and any of these could have a material adverse effect on the business, financial condition and results of operations of Novacon.

Exports of products subject to 510(k) notification requirements, but not yet cleared to market, are permitted without FDA export approval, provided that certain requirements are met. Unapproved products subject to PMA requirements must receive prior FDA export approval unless they are approved for use by any member country of the EU and certain other countries, including Australia, Canada, Israel, Japan, New Zealand, Switzerland and South Africa, in which case they can be exported to any country without prior FDA approval. International sales are subject to foreign government regulation, the requirements of which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. A medical device company must obtain the CE Mark prior to sale within the EU of certain medical devices, including implantable products. During this process, the sponsor must demonstrate compliance with ISO manufacturing and quality requirements.
As is the case with QSR inspections in the U.S., inspections by various foreign bodies will continue in the EU on a periodic basis after receipt of the CE Mark.

Novacon also is subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. Additionally, Novacon must comply with various FDA, and in some cases Federal Trade Commission, requirements for design, safety, advertising, labeling, record keeping and reporting of adverse experiences with the use of a product. There can no assurance that Novacon will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon Novacon's ability to do business.

Third Party Reimbursement

In the U.S., Novacon's products are generally purchased directly by physicians, physician groups, hospitals, and/or dealers. There is widespread concern that health care market initiatives in the U.S. may lead third-party payors to decline or further limit reimbursement. The extent to which third-party payors may determine that use of Novacon's products will save costs or will at least be cost effective is highly uncertain, and it is possible that they will merely focus on the lower initial costs associated with injection therapy or will otherwiselimit reimbursement for infusion pumps or other products developed by Novacon. Because of uncertainties regarding the possible health care reform measures that could be proposed in the future and initiatives to reduce costs by private payors, Novacon cannot predict whether reimbursement for its products will be affected or, if affected, the extent of any effect. The unavailability of third-party coverage or the inadequacy of reimbursement for Novacon's products would materially and adversely affect its business, financial condition and results of operations.

Product Liability

Novacon's business involves the inherent risk of product liability claims. Novacon does not presently maintain product liability insurance, nor there can be no assurance that insurance coverage will be available on terms acceptable to Novacon or that such coverage will be adequate for liabilities actually incurred.

Employees

As of February 15, 2000, Novacon employed 2 full-time persons: David P. Lang, Chief Executive Officer and President; and John D. Lang, Manager, Operations. Additionally, the company engages consultants from time-to-time for marketing, regulatory and other business matters. As the company's operations expand it expects to employ an administrative assistant, one or more product managers, regulatory/legal counsel and part-time warehouse staff as circumstances warrant during the next 24 months. None of the Company's employees are expected to be subjectto collective bargaining agreements.

ITEM 2. DESCRIPTION OF PROPERTY

Novacon leases approximately 500 square feet of administrative office space in Lake Elmo, Minnesota, from David P. Lang, Novacon's Chairman and Chief Executive Officer, on a $700 monthly rental basis. Novacon believes its space requirements for the foreseeable future are adequate.

ITEM 3. LEGAL PROCEEDINGS

On July 23, 1999, Novacon was served with a complaint filed in the United States District Court, Central District of California, Santa Ana, California, by I-Flow alleging various causes of action for patent interference against Novacon. Novacon has taken the position that the California court lacked jurisdiction, elected not to appear, and intends to commence patent interference litigation against I-Flow Corporation in Minnesota. During the interim, I-Flow Corporation obtained a default judgment against Novacon on October 10, 1999, which Novacon believes is unenforceable. Novacon believes that it has meritorious defenses to the claims asserted by I-Flow Corporation, including patent infringement by I-Flow Corporation. Novacon intends to prosecute its claim against I-Flow Corporation and defend against enforcement of the default judgment. As of January 31, 2000 no default judgment has been issued against Novacon.

Novacon is not presently a party to any other material pending legal proceedings. Novacon may be subject from time to time to various other legal proceedings, including product liability and employment claims, which arise in the ordinary course of its business. Novacon believes that such proceedings, individually or in the aggregate, would likely have a material adverse effect on its business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     	Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMN EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the NASDAQ OTCBB (Bulletin Board) market under the symbol "NVCNE". Novacon common stock began trading publicly in January, 1985 following its initial public stock offering. Trading in the Company's common stock was de-listed to OTCBB (Bulletin Board) in 1987. The following table shows for the period indicated the high and low quotations per share of common stock. These OTCBB (Over-the-Counter-Bulletin Board) quotations reflect inter-dealer prices, without retail ma and may not necessarily represent actual transactions.

Common Stock


                                                               HIGH     LOW

1999
  Fourth Quarter Ended May 31, 1999.........................  $ .05     .03
  Third Quarter Ended February 28 1999......................    .04     .02
  Second Quarter Ended November 30, 1998....................    .03     .01
  First Quarter Ended August 30, 1998.......................    .03     .01
1998
  Fourth Quarter Ended May 31, 1998........................   $ .02     .01
  Third Quarter Ended February 28, 1998....................     .02     .01
  Second Quarter Ended November 30,1997....................     .01     .01
  First Quarter Ended August 30, 1997......................     .01     .01

Record Holders

The last reported sale price of the Common Stock on the Nasdaq Bulletin Board on February 14, 2000 was $0.11. As of February 15, 2000, there were approximately 1,250 stockholders of record of the Company's Common Stock.

Dividends

Novacon has never declared or paid any cash dividends on its Common Stock. Novacon currently intends to retain all available funds for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future. Any future determination relating to dividend policy will be made in the discretion of the Board of Directors of the Company and will depend on a number of factors, including the future earnings, capital requirements, financial condition and future prospects of Novacon and such other factors as the Board of Directors may deem relevant.

Sales of Unregistered Securities

On November 25, 1999, Novacon sold 2,927,096 shares of its Common Stock to David
P. Lang for approximately $77,568 and 1,000,000 shares to John D. Lang for $26,500, both in payment of accrued salaries. Upon completion of the transaction, David P. Lang owned 3,976,827 shares, or approximately 27% of the outstanding shares of Common Stock, and John D. Lang owned 1,090,000 shares, or approximately 7% of the Common Stock of Novacon. Novacon relied upon Section 4(6) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, in effectingthese sales of unregistered securities.

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data, which should be read in conjunction with the Company's financial statements and notes thereto included elsewhere herein and with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." The selected consolidated financial data as of May 31, 1999, 1998, 1997 and 1996, have been derived from the financial statements of Novacon Corporation, which have not been audited by independent auditors.

		                  Year Ended	Year Ended   Year Ended    Year Ended
		                 May 31,1999	May 31,1998  May 31,1997   May 31,1996
STATEMENT OF
OPERATIONS:

REVENUES             $	 80,776	  61,740	      76,509	       77,083

COST OF GOODS SOLD		    27,475   24,314	      43,016	       28,098

GROSS PROFIT			         53,301   37,426       33,493        48,985

OPERATING EXPENSES
Selling, G & A	        146,417  135,421	     156,648       174,066

OPERATING
INCOME (LOSS)	         (93,115) (97,995)    (123,155)     (125,081)

INTEREST
INCOME (EXPENSE)        (7,451)  (4,717)	     (9,371)       (6,293)

EXTRAORDINARY ITEM		       0	     	 0 		         0	         36,145

NET INCOME (LOSS)		   (100,566)	(102,712) 	 (132,526)      (95,229)

NET INCOME (LOSS)
 PER SHARE $             (0.01)   (0.01)       (0.01)        (0.01)

WEIGHTED
AVERAGE SHARES      10,722,904	 10,722,904	 10,722,904    10,722,904
OUTSTANDING

OTHER DATA:
Order backlog
as of 1/31/00        $ 180,000		     0            0              0

CASH FLOW DATA:
Cash flow
from (used in)
Operations     	        (7,002)      (7,120)    (137,050)    (140,564)
Cash flow used in
investing activities       (42)      (1,480)     185,475       128,799
Cash flow from (used in)
financing activities   	 7,616       (5,500)     (93,410)       56,838


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
Novacon designs, develops, manufactures, and markets disposable elastomeric infusion pumps for pain management and other developing infusion therapies. Substantially all the Company's product revenues since 1994 have been generated by sales of these infusion pumps.

The Company's series of Dib(tm), Ranger(tm) and Freedom(tm) infusion pumps are FDA authorized for full commercial distribution in the United States and are indicated for a wide range of epidural, intravenous and subcutaneous infusion of drugs. These indications include obstetrical anesthesia (labor & delivery), post-operative and chronic pain management, morphine trials, chemotherapies, and antibiotic infusions. Management believes the versatility and accuracy of its models position the Company to address a wide range of applications for ambulatory drug infusion regimens.

On February 14, 2000, Novacon was notified the U.S. District Court, Central District of California, granted I-Flow Corporation, through a default judgment, a permanent injunction restraining Novacon from importing, manufacturing, and selling its Dib Drug Infusion Balloon in the United States. I-Flow Corporation claimed the Dib infusion pump design violated its patents and was awarded damages, legal fees and costs in amounts to be determined. Novacon denies the Dib design infringes any I-Flow patents and believes the Dib patents protect its design. However, Novacon is financially unable to respond to this lawsuit and therefore I-Flow was able to obtain a default judgment. If the default judgment is not successfully overturned, Novacon will be forced to immediately cease its infusion pump business. This development will have a serious adverse impact on Novacon and may cause the Company to go out of business.

The Company has an accumulated deficit of $8,866,092 as of May 31, 1999 and has incurred annual operating losses for the past five years. If the Company does not achieve an operating profit during 2000, it may be unable to continue in business.

New Products
The Company expects to introduce the following new products during the year
2000:

Model                          Description                      Introduction
Ranger(tm)                user selected flow rates             February, 2000
Rate Adjustable Pump         from 5ml/hr-15ml/hr

Freedom(tm)               2 or 3 day ambulatory pump               on hold
Infusion System     for pain following arthroscopic surgery

Product development and manufacturing operations have focused on disposable elastomeric infusion pumps. Future development of the infusion pump product line will focus upon improving the existing technology for its current use in pain management treatment and the utilization of this technology for the treatment of other medical conditions. However, none of these products will be introduced to the market unless the default judgment described above is successfully overturned.

Results of Operations

The following table sets forth for the years indicated the percentage relationship to net sales of certain items in the Company's statements of operations and the percentage changes in the dollar amounts of such items on a comparative basis for the three fiscal years ended May 31, 1999:

              May 31, 1999	         		May 31, 1998		           	May 31, 1997
            % sales  % change      % sales   % change        %sales   % change
Net Sales
            $80,776     +31        $61,740      -19          $76,509      -1
Cost of
Goods Sold
           34  $27,475  +13        39  $24,314   -43        56  $43,016   +53
Operating
Expenses
           181 $146,417  +8       219  $135,421 -14        205  $156,648  -10


Fiscal Year 1999 and Fiscal Year 1998:

Net Sales. Net sales increased 31% in 1999 over 1998 to $80,776 from $61,740. Cost of Sales and Operating Expenses. Cost of sales increased 13% in 1999 over 1998 to $27,475 from $24,314.

As a percentage of net sales, selling and general and administrative expenses were 181%, which included research and development expenses of $20,000, or 25% of sales.

Fiscal Year 1998 and Fiscal Year 1997

Net Sales. Net sales decreased 19% in 1998 over 1997 to $61,740 from $76,509. Cost of Sales and Operating Expenses. Cost of sales decreased 43% in 1998 over 1997 to $24,314 from $43,016.

As a percentage of net sales, selling and general and administrative expenses were 219%, which included research and development expenses of $8,000, or 13% of sales.

Fiscal Year 1997 and Fiscal Year 1996

Net Sales. Net sales decreased 1% in 1997 over 1996 to $76,509 from $77,083. Cost of Sales and Operating Expenses. Cost of sales increased 53% in 1997 over 1996 to $43,016 from $28,098.

As a percentage of net sales, selling and general and administrative expenses were 205%, which included research and development expenses of $5,000, or 6% of sales.

Liquidity and Capital Resources

Novacon has financed its operations in recent years primarily through cash flows from operations and loans from a director. The Company has not secured any equity funding since its initial public offering in 1985 and a secondary offering in 1987. In 1996 the Company obtained $30,000 from three individuals through the issuance of convertible promissory notes. In 1999, the Company obtained an unsecured loan of $75,000 from a director. Approximately 75% of the Company's current liabilities accrue to unpaid salaries to management.

For 1999 the Company had net cash used in operations of a negative $7,002, compared to net cash used in operations in 1998 of $7,120 and net cash used in operations of a negative $137,050 in 1997.

Capital expenditures were less than $2,500 for fiscal 1997, 1998 and 1999, respectively. The Company's 1998 and 1999 capital expenditures included computer and software equipment.

Management believes that the Company's current level of cash and cash equivalents are not sufficient to meet its needs for working capital and capital expenditures for the next twelve months. The Company's recurring losses, negative cash flow from operations and net working capital deficiency raise substantial doubt about its ability to continue as a going concern without internal restructuring and obtaining additional capital. The 1999 financial statements do not include any adjustments that might result from the outcome of this uncertainty. Furthermore, the majority of the Company purchases of raw materials are paid for in the Japanese yen currency. The exchange rate between the U.S. dollar and the Japanese yen has demonstrated serious volatility over the past year, which could have an adverse affect on the Company's effort to achieve profitable operations. The Company's ability to continue operations is dependent upon its ability to obtain additional capital and working capital, which is subject to and will depend upon numerous factors, including the commencement of shipments under the Innovasive agreement in early 2000, the successful overturning of the default judgment in California, increased sales for existing infusion pump product line, the timely acquisition of Santerra Medical Technology, Inc. and the achievement of profitable operations.

Year 2000 Compliance

The Year 2000 problem ("Y2K") refers to the potential of all electronic devices containing microprocessors to improperly calculate dates in and beyond the year 2000. Novacon has not established an action plan to facilitate the Company's Y2K compliance and minimize the potential effects of Y2K on the Company's operations. However the Company has completed its evaluation of all of its current product offerings. The evaluation has shown that Y2K will not pose operating problems for the products.

Novacon's most reasonably likely worst case scenario in the event of a failure to correct a material Y2K problem could be an interruption in, or failure of, certain normal business activities. Such failures or interruptions could materially impact the Company's results of operations, liquidity and financial position. Due to the general uncertainty inherent in the Y2K problem, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material adverse impact on the Comapny.

Readers are cautioned that forward looking statements contained in this Year 2000 Compliance section should be read in conjunction with the Company's cautionary language relating to forward-looking statements preceding Item 1 "Business."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE

Not Applicable.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

The following financial statements of Novacon Corporation are included in Item
8:

Balance Sheet for the years ended May 31, 1999 and 1998................ page 52
Statement of operations for the years ended May 31, 1999 and 1998.......page 53
Statement of Changes in Shareholder Equity (Deficit)....................page 54
Notes to Financial Statements.......................................... page 56


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable



PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors and Executive Officers of the Company is incorporated by reference to the Company's definitive Information Statement for its annual meeting of stockholders to be filed with the Securities and Exchange Commission (the "Information Statement").

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this item is incorporated by reference to the Company's Information Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this item is incorporated by reference to the Company's Information Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Information with respect to this item is incorporated by reference to the Company's Information Statement.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

See index to financial statements under Item 8, on page __ for a list of all financial statements filed as part of this report.

    2. FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.

    3. EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

The following exhibits are filed as part of this Annual Report on Form 10-KSB or are incorporated herein by reference:

Exhibit I:  Schedule 14C Information

Exhibit II:  Information Statement for 1999 Shareholders' Meeting


(b) 1. REPORTS ON FORM 8-K

Novacon Corporation Press Release dated February 15, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Action of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NOVACON CORPORATION

Date: February 15, 2000       		    	By: /s/ David P. Lang

                                          ------------------------------------
                                    							David P. Lang, Chairman of the Board,
						                                    	Chief Executive Officer (Principal
						                                    	Executive Officer), Chief Financial
						                                    	Officer (Principal Financial and
						                                    	Accounting Officer)

______________
David P. Lang
Director
February 15, 2000



NOVACON CORPORATION



FINANCIAL STATEMENTS


FOR THE YEARS ENDED
MAY 31, 1999 and 1998


NOVACON CORPORATION


BALANCE SHEET
(unaudited)

For the years ended May 31, 1999 and 1998
ASSETS
                                              	1999                      1998
Current assets:
Cash                                     $     1,282                      711
Accounts Receivable                            8,726                   13,800
Inventory                                     83,936                   91,653
Other current assets                           7,119                      700
Total current assets                         101,063
Property and Equipment (Note 2)               10,895                   10,853
Total assets                               $ 111,958                  117,717


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Notes Payable-related parties (Note 3)             0                    4,700
Notes payable-third parties (Note 4)           49,316                  37,000
Accounts payable                               39,360                   52,169
Accrued compensation and payroll taxes        272,711                 172,711

Total Liabilities                             361,387                 266,580
Commitments (Note 5)

Shareholders' equity (deficit)
Common stock, $.01 par value,
15,000,000 shares authorized,
10,722,904 shares issued, and outstanding     107,229                  107,229
Paid-in capital                             8,509,434                8,509,434
Accumulated deficit                        (8,866,092)              (8,765,526)

Total shareholders' equity (deficit)         (249,429)                (148,863)

Total liabilities &
shareholders' equity (deficit)                111,958                  117,717




See accompanying notes to financial statements

NOVACON CORPORATION


STATEMENT OF OPERATIONS
(unaudited)

For the years ended May 31, 1999 and 1998

                                              1999                       1998
Net sales	                                   $80,776                    61,740
Cost of Goods Sold	                           27,475                    24,314
Gross profit	                                 53,301                    37,426
General & Administrative expenses	           146,417                   135,421
Loss from operations 	                       (93,115)                  (97,995)

Other income (expenses):
Interest expense 	                            (7,451)                   (4,717)
Net loss	                                   (100,566)                 (102,712)



Per share data:
Loss per share of common stock:               $(0.01)                   (0.01)
Weighted average number of
shares outstanding                        10,722,904               10,722,904




See accompanying notes to financial statements

NOVACON CORPORATION



STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

For the years ended May 31, 1999 and 1998

                                                                  Total
                                       Additional                 Shareholders'
                        Common Stock   Paid-in      Accumulated   Equity
                        Shares Amount  Capital      Deficit       (Deficit)

Balances at
May 31, 1997       10,722,904 $107,229 $8,509,434   $(8,662,814)  $(46,151)
Net loss                                               (102,712)  (102,712)

Balances at
May 31, 1998       10,722,904 $107,229 $8,509,434   $(8,765,526)  $(148,863)
Net loss                                               (100,566)   (100,566)

Balances at
May 31, 1999       10,722,904 $107,229 $8,509,434    $(8,866,092) $(249,429)


See accompanying notes to financial statements



NOVACON CORPORATION


STATEMENT OF CASH FLOWS

For the years ended May 31, 1999 and 1998



                                                         1999            1998
Cash flows from operating activities:
Net loss                                         $    (100,566)        (102,712)
   Adjustments to reconcile net loss to
   Net cash used in operating activities:
      Accumulated depreciation                               0                0
   (Increase) decrease in assets:
        Accounts receivable                               5,073          41,155
        Inventory                                        36,219         (16,169)
        Prepaid inventory                               (28,502)
   (Increase (decrease) in liabilities:
        Accounts payable                                (19,226)         10,837
        Accrued expenses                                100,000          74,009

            Net cash used in operating activities:       (7,002)          7,120

Cash flows from investing activities:
   Purchase of property and equipment                       (43)         (1,480)

            Net cash provided by investing activities:      (43)         (1,480)

Cash flows from financing activities:
   Net issuance (repayment) of notes
   payable-related parties                               (5,315)         (4,500)
   Net issuance (repayment) of notes
   payable-third parties                                 12,931          (1,000)

            Net cash used in financing                    7,616          (5,500)

Increase (decrease) in cash)                                571             140

Cash - beginning of year                                   (711)           (571)

Cash - end of year                                         (758)            711






                  See accompanying notes to financial statements





NOVACON CORPORATION


NOTES TO FINANCIAL STATEMENTS

For the years ended May 31, 1999 and 1998



Note 1: Significant Accounting Policies

Nature of Organization:

Novacon Corporation manufactures and distributes disposable, elastomeric infusion pumps designed for hospital and home applications in pain management, chemotherapy and antibiotics. The Company has a non-exclusive United States manufacturing and marketing agreement with the Japanese developer of the proprietary technology used in the design of these pumps.

Accounts Receivable:

The Company considers its accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made.

Inventory:

Inventory was recorded at the lower of cost (determined on a first-in, first-out basis) or market. Inventory on hand consisted of both finished goods and raw material components.

Property and Equipment:

Property and equipment is stated at cost. Depreciation is computed using straight-line methods and is expensed based upon the estimated useful lives of the assets.

Income Taxes:

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes, if any. Deferred taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Use of Estimates:

The preparation of financial statements requires management to make certain estimates and assumptions about the future outcome of current transactions which may affect the reporting and disclosure of these transactions. Accordingly, actual results could differ from those estimates used in the preparation of these financial statements.

Net Income (loss) Per Share:

The net income (loss) per share was computed based on the weighted average number of shares outstanding during the year without taking into effect outstanding options as their effect would be anti-dilutive.

Note 2:  Continued Existence and Management's Plan

During 1999, the Company incurred a net loss of $100,566 and a negative cash flow from operations of $7,002, resulting in a negative working capital position of $249,429 and an accumulated deficit totaling $8,866,092 at May 31, 1999. Given these circumstances and the Company's expected cash requirements in 2000, significant internal restructuring and additional capital investment will be necessary to sustain the Company's operations.

In these regards, the Company expects its new distribution alliances will substantially increase sales. Management plans to expand indications for use of the Company's infusion pumps with several new product offerings. Successful execution of these plans may result in profitable operations.

In the event that management's plans as described above are not successful, the Company may be forced to delay or curtail its new product development activities or be forced to further reduce its inventory and distribution operations. The financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.

Note 3:  Property and Equipment

Property and equipment consisted of the following at May 31:
Office equipment
Computer equipment
Exhibit booth
Less accumulated depreciation

Property and equipment, net
No depreciation expense was recognized in 1999 and 1998.

Note 4:  Notes Payable-Related Parties

Notes payable-related parties consisted of various notes payable to an officer/ shareholder. The notes bear interest at variable rates from 0% to 12%, are unsecured and due upon demand.

Note 5:  Notes Payable-Third Parties

Notes payable-third parties consisted of the following at May 31:
Convertible notes payable-interest bearing at 18%, unsecured and due in November, 1997 and March, 1998. The notes are convertible into 300,000 shares of common stock at the option of the note holder at maturity or until paid in full.
                     1999                1998
Notes payable     $  30,000          $  30,000


Note 6:  Commitments

The Company's stock option plan expired in August, 1998. During fiscal 1999 and 1998, no shares of common stock were purchased or issued through the exercise of options.

Note 7:  Significant Suppliers and Customers

During 1999 and 1998, the Company purchased substantially all its component inventory of infusion balloon/shaft assemblies and related supplies from a Japanese corporation. Total purchases from this supplier aggregated $21,980 and $18,965 in 1999 and 1998, respectively.

During 1999, the Company made sales to three customers representing approximately 25%, 15%, and 12% of total sales. In 1998, the Company made sales to two customers representing approximately 27% and 14% of total sales.

Note 8:  Income taxes

For financial statement purposes, no tax benefit has been reported in 1999 and 1998 as realization of the tax benefits is uncertain. Accordingly, a valuation allowance has been established for the full amount of the deferred tax asset.

At May 31, 1999, the Company had net operating loss carryforwards as follows for income tax purposes:

                  Carryforward             Net Operating
                    Expires                    Loss
                    May 31                 Carryforwards
                     2000                    1,756,000
                     2001                    2,387,000
                     2002                      803,000
                     2003                      532,000
                     2004                       83,000
                     2005                      763,000
                     2006                       46,000
                     2007                       22,000
                     2008                      131,000
                     2009                      125,000
                     2010                       95,000
                     2011                      133,000
                     2012                      102,000
                     2013                      100,000

                    Total                $   7,078,000


The utilization of the carryforwards is dependent upon the ability to generate sufficient taxable income during the carryforward period. In addition, utilization of these carryforwards may be limited due to ownership changes as defined in the Internal Revenue Code



NOVACON CORPORATION



INDEX TO EXHIBITS


I. Schedule 14C Information..............................................page 61

II. Information Statement for 1999 Shareholders' Meeting.................page 63




SCHEDULE 14C INFORMATION

Proxy Statement Pursuant to Section 14(c) of
the Securities Exchange Act of 1934 (Amendment No.    )

    Filed by the Registrant /X/
    Filed by a party other than the Registrant / /

    Check the appropriate box:
    / /  Preliminary Proxy Statement
    / / Confidential, for Use of the Commission Only (as permitted by Rule 14a-6(e)(2))
    /X/  Definitive Proxy Statement
    / /  Definitive Additional Materials
    / / Soliciting Material Pursuant to Section 240.14a-11(c) or Section 240.14a-12

Novacon Corporation
-------------------------------------------------------------------------------
                (Name of Registrant as Specified In Its Charter)

------------------------------------------------------------------------------
Name of Person(s) Filing Proxy Statement, if other than the Registrant)

Payment of Filing Fee (Check the appropriate box):

/X/  No fee required

/ /  Fee computed on table below per Exchange Act Rules 14a-6(i)(1)
     and 0-11

    (1) Title of each class of securities to which transaction applies:
         common stock
       ------------------------------------------------------------------------
    (2) Aggregate number of securities to which transaction applies:
         14,650,000
       ------------------------------------------------------------------------
    (3) Per unit price or other underlying value of transaction computed pursuant to Exchange Act Rule 0-11 (set forth the amount on which the filing fee is calculated and state how it was determined):

       ------------------------------------------------------------------------
    (4) Proposed maximum aggregate value of transaction:

       ------------------------------------------------------------------------
    (5) Total fee paid:

       ------------------------------------------------------------------------

/ / Fee paid previously with preliminary materials.

/ / Check box if any part of the fee is offset as provided by Exchange Act Rule
    0-11(a)(2) and identify the filing for which the offsetting fee was paid previously. Identify the previous filing by registration statement number, or the Form or Schedule and the date of its filing.

    (1) Amount Previously Paid:

       ------------------------------------------------------------------------
    (2) Form, Schedule or Registration Statement No.:

       ------------------------------------------------------------------------
    (3) Filing Party:

       ------------------------------------------------------------------------
    (4) Date Filed:

       ------------------------------------------------------------------------


Exhibit II


February 15, 2000


Dear Stockholder:

You are cordially invited to attend the 1999 Annual Meeting of Stockholders of Novacon Corporation. The meeting will be held on Wednesday, April 19, 2000, at 4:00 p.m. local time at 2116 Second Avenue South, Minneapolis, Minnesota 55404. We suggest that you carefully read the enclosed Notice of Annual Meeting and Information Statement.

We hope that you will be able to attend the Annual Meeting. However, whether or not you plan to attend, we urge you to complete, sign, date and return the enclosed proxy card in the enclosed envelope in order to make certain that your shares will be represented at the Annual Meeting.

Very truly yours,



David P. Lang
Chief Executive Officer and President




NOVACON CORPORATION
5451 Hilltop Avenue
Lake Elmo, Minnesota 55042-9539

                  --------------------------------------------------
NOTICE OF ANNUAL MEETING OF STOCKHOLDERS
April 19, 2000
                 ---------------------------------------------------

TO OUR STOCKHOLDERS:

Please take notice that the Annual Meeting of the Stockholders of Novacon Corporation, a Delaware corporation (the "Company"), will be held at 2116 Second Avenue South, Minneapolis, Minnesota 55404, on Wednesday, April 19, 2000, at 4:00 p.m. Minneapolis time, to consider and vote upon the following matters:

1. Election of three directors to serve a one-year term, or until their respective successors are elected and qualified.

2. To amend the Company's articles of incorporation to: (a) change the Company's name to Santerra Corporation; and (b) increase the Company's authorized capital stock from 15,000,000 shares of common stock, $0.01 par value, to authorized capital stock of 45,000,000 shares of common stock, $0.01 par value.

3. To amend the Company's bylaws.

4. To ratify the appointment of Silverman Olson Thorvilson & Kaufmann, Ltd., as the Company's independent auditors for the current fiscal year ending May 31, 2000.

5. To transact such other business as may be properly brought before the Annual Meeting or any adjournments thereof.

The Board of Directors of the Company has fixed the close of business on February 25, 2000, as the record date for the determination of stockholders entitled to notice of and to vote at the Annual Meeting. The transfer books of the Company will not be closed.

Stockholders who do not expect to be present personally at the Annual Meeting are urged to complete, date, sign, and return the accompanying Proxy in the enclosed, self-addressed envelope. The Board of Directors of the Company sincerely hopes, however, that all stockholders who can attend the Annual Meeting will do so. It is important that your shares be represented and voted at the Annual Meeting. If you are not able to attend the Annual Meeting, please return your completed Proxy at your earliest convenience.

                              BY THE ORDER OF THE BOARD OF DIRECTORS

                              John D. Lang, Secretary
Dated:  February 15, 2000




NOVACON CORPORATION
5451 Hilltop Avenue
Lake Elmo, Minnesota 55042

                     ------------------------------------------

INFORMATION STATEMENT
ANNUAL MEETING OF STOCKHOLDERS
                                  April 19, 2000

                     ------------------------------------------

INTRODUCTION

The Annual Meeting of Stockholders of Novacon Corporation (the "Company") will be held on Wednesday, April 19, 2000, at 4:00 p.m. local time at 2116 Second Avenue South, Minneapolis, Minnesota 55404, or at any adjournments thereof (the "Annual Meeting"), for the purposes set forth in the Notice of Meeting.

A proxy card is enclosed for your use. You are not being solicited on behalf of the Board of Directors to sign and return the enclosed proxy card in favor of management. However, if you are not able to attend the Annual Meeting, please return your completed proxy card in the accompanying envelope at your earliest convenience. No postage is required if mailed within the United States. The cost of the preparation, assembly and mailing of the Information Statement, as well as the cost of forwarding such material to the beneficial owners of Common Stock, will be borne by the Company. The Company may reimburse brokers, banks, and others holding shares in their names for others for the costs of forwarding proxy material to, and obtaining Proxies from, beneficial owners.

The person giving the enclosed Proxy has the power to revoke it at any time prior to the convening of the Annual Meeting. Revocation must be in writing, signed in exactly the same manner as the Proxy, and dated. Revocations of Proxy will be honored if received at the offices of the Company, addressed to John D. Lang, Secretary, on or before April 10, 2000. In addition, on the day of the meeting, prior to the convening thereof, revocations may be delivered to the tellers, who will be seated at the door of the meeting room. Revocation may also be effected by delivery prior to commencementof the meeting of an executed, later dated Proxy. Unless revoked, all properly executed Proxies received in time will be voted.

Proxies not revoked will be voted in accordance with the choice specified by stockholders on the Proxies. Proxies which are signed but which lack any such specification will not be voted. If a stockholder abstains from voting as to any matter, then the shares held by such stockholder shall be deemed present at the meeting for purposes of determining a quorum and for purposes of calculating the vote with respect to such matter, but shall not be deemed to have been voted in favor of such matter. Abstentions, therefore, as to any proposal will havethe same effect as votes against such proposal. If a broker turns in a "non-vote" Proxy, indicating a lack of voting instruction by the beneficial holder of the shares and lack of discretionary authority on the part of the broker to vote on a particular matter, then the shares covered by such non-vote Proxy shall be deemed present at the meeting for purposes of determining a quorum but shall not be deemed to be represented at the meeting for purposes of calculating the vote required for approval of such matter.

The Annual Report of the Company on Form 10-KSB, including financial statements, for the fiscal year ended May 31, 1999, and a Quarterly Report, including financial statements for the six months ended November 30, 1999, is being mailed with this Information Statement. Copies of this Information Statement and Proxies will first be mailed to stockholders beginning on or about March 1, 2000.

VOTING OF SHARES

Only stockholders of record at the close of business on February 25, 2000 are entitled to notice of and to vote at the Annual Meeting or any adjournment thereof. As of that date, there were issued and outstanding 14,650,000 shares of Common Stock of the Company, the only class of securities of the Company entitled to vote at the meeting. Each stockholder of record is entitled to one vote for each share registered in his or her name as of the record date. The Articles of Incorporation of the Company do not grant stockholders the right to vote cumulatively for the election of directors. No stockholder will have appraisal rights or similar dissenter's rights as a result of any matters expected to be voted on at the meeting. The presence in person or by proxy of holders of a majority of shares of the Common Stock entitled to vote at the Annual Meeting will constitute a quorum for the transaction of business.

PRINCIPAL STOCKHOLDERS AND BENEFICIAL OWNERSHIP OF MANAGEMENT

The following table sets forth certain information as of February 15, 2000 derived from the Company's records or provided by the holders with respect to the stock ownership of all persons known by the Company to be beneficial owners of more than five percent of its outstanding Common Stock, all directors and nominees to become directors, all Named Executive Officers (as defined herein), and all officers and directors of the Company as a group. Except where otherwise indicated, all persons have sole voting power and sole investment power with respect to the shares indicated:

NAME AND ADDRESS OF            	NUMBER OF SHARES        	PERCENTAGE
BENEFICIAL OWNER                	OWNED (1)(2)(3)           	  	OF CLASS
------------------------------------------------------------------------------

David P. Lang			                   	3,976,827            			   27%
5451 Hilltop Avenue
Lake Elmo, Minnesota 55042

John D. Lang	                      	1,090,000    			            7%
6087 45th St.
Oakdale, MN 55128

Paul D. Rieff                          25,000(3)               <1%
8/F Wyler Centre 1
200 Tai Lin Pai Road
Kwai Chung, NT, Hong Kong

John S. Salstrom, Ph.D.                25,000(3)               <1%
110 First Ave NE, Suite 1006
Minneapolis, MN 55413

All officers and directors         		4,026,827           			   27%
as a group (3 persons)

(1) As of February 15, 2000, unless noted. Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting power and investment power with respect to such shares.

(2) Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such person or group.

(3)   Includes stock option as a Director




ELECTION OF DIRECTORS
(Proposal No. 1)

Nomination

The Company's Articles of Incorporation provide that the Board of Directors shall consist of not less than three or more than seven members, as determined from time to time by the Board. Directors serve a one-year term. At the 1999 Annual Meeting, three directors will be elected to hold office for a term expiring at the Annual Meeting of stockholders to be held in 2001, and until his successor has been elected and qualified, or until his death, resignation, or removal, if earlier.

David P. Lang has been nominated by the Board of Directors for reelection. Paul D. Rieff and John S. Salstrom have been nominated for election to the Board. Unless instructed not to vote for the election of the nominee, the Proxies will vote to elect the nominees named above. If the nominee is not a candidate for election at the meeting, which is not currently anticipated, the Proxies may vote for such other person as they, in their discretion, may determine.

Certain information regarding the nominees and the continuing director of the Company is set forth below:


Nominees For Director (Term Expiring In 2001)

David P. Lang, age 53, has been the Chief Executive Officer, President and Chief Financial Officer of Novacon Corporation since April 1986. Mr. Lang has held international marketing management positions with Medtronic Europe, S.A., Paris, France (a subsidiary of Medtronic, Inc.) (1970 to 1975); Medical Europe GmbH, Munich, Germany (a subsidiary of Medical, Inc. (1975 to 1977), Cyberex Corporation (1979-1981), and Novacon (1982 to present). Mr. Lang has over 15 years experience of doing business in China, having negotiated the first Sino-Americanmedical electronics joint venture in 1985; he has lectured at the University of Minnesota and taught Chinese and international business courses at Metropolitan State University. Mr. Lang is a founder of Santerra Medical Technology, Inc. and serves as a director and its chief executive officer. He is also Vice Chairman, Qinming Medical, Inc. Mr. Lang is a graduate of Harvard College, B.A. 1968.

Paul D. Rieff, age 63, has been Managing Director of Asia Cardiovascular Products (ACP), Hong Kong, a wholly-owned subsidiary of Getz Bros. & Co., Inc., San Francisco, CA since 1985. ACP is a multinational distributor of cardiovascular medical devices in the Austral-Asian region. Mr. Rieff has held previous international management positions with several medical device manufacturers, including Medtronic, Inc., and Medical, Inc. Mr. Rieff is a graduate of the University of Minnesota, B.A. 1959.

John S. Salstrom, Ph.D., age 54, is CEO of Salstrom & Associates, a Minneapolis-based international consulting firm. He is a co-founder and Director of Energene, Inc., a firm engaged in the introduction of biotechnology and pharmaceuticals in Southeast Asia. In 1987 he co-founded and was Vice President of Scientific Affairs (1987-1991) at Helix BioCore, Inc. (now ATS Medical, Inc.). He previously held research director positions at Endotronics, Inc. and Molecular Genetics, Inc., both Minneapolis biotechnology firms. Dr. Salstrom has an AB fromMiami University, MS from University of Wisconsin, Ph.D from University of Wisconsin and Postdoctorate degree from Harvard.


Meetings And Committees Of The Board Of Directors

During fiscal 1999, the Board of Directors held one meeting.

The Company presently has no committees, but intends to form a compensation committee and audit committee after the seating of the Board of Directors following the Annual Meeting to consist of non-employee directors.

Compensation To Directors

Directors' Fees and Bonuses. For services rendered in fiscal 1999, no member of the Company's Board of Directors received any fees or other compensation. During fiscal 2000, The Company does not intend to pay any cash compensation to its Directors.

Stock Options/Consulting Fees To Directors. The Company intends to grant stock options for 25,000 shares to each elected Board member except David P. Lang during fiscal year 2000.


AMENDMENT OF ARTICLES OF INCORPORATION
(Proposal No. 2)

The Company's current Articles of Incorporation were adopted in 1987 and have not been amended to reflect changes in the Delaware General Business Law. The Company believes the following described amendments to its articles of incorporation and bylaws are appropriate and in the best interests of the Company and its stockholders.

Name Change. During 1993 the Company permitted its Delaware corporate charter to lapse. The Company revived its Delaware corporate charter during 1999, but is required to change its corporate name in connection with the revival. Company management has determined that changing the Company's name to Santerra Corporation will reflect the broadening of the Company's product lines after consummation of the proposed acquisition of Santerra Medical Technology, Inc.

A copy of the proposed, amended Articles of Incorporation are appended to this shareholder announcement.

Increase in Authorized Capital Stock. The Company's Articles of Incorporation currently authorize the issuance of 15,000,000 shares of Common Stock, $0.01 par value, all of which are issued and outstanding. In order to consummate the proposed acquisition of Santerra Medical Technology, Inc. the Company may be required to issue 30,000,000 shares of Common Stock. Consequently, the Company's authorized capital stock is to be increased to 45,000,000 shares of Common Stock to provide sufficient shares to consummate the proposed acquisition and provide a pool of authorized shares for future issuance.


AMENDMENT OF BYLAWS
(Proposal No. 3)

The Company's current Bylaws were adopted in 1987 and have not been amended to reflect changes in the Delaware General Business Law or the proposed Restated Articles of Incorporation. The Company believes the proposed amended bylaws are appropriate and in the best interests of the Company and its stockholders.

A copy of the proposed, amended Bylaws of the Corporation are appended to this shareholder announcement.

EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to the Company's current chief executive officer (the "Named Executive Officers"). No other executive officer had total annual compensation in fiscal 1998 (based on salary and bonus) exceeding $100,000.

Summary Compensation Table

Name and 			Annual Compensation	Long-Term		All Other

Principal Position    	Year	   	Salary($) 	 Compensation	  Compensation

David P. Lang	        	1999     	75,000	         	0	           		0
Chief Executive	      	1998     	75,000	         	0		           	0
Officer			             1997     	75,000           0           			0

Options Grants and Exercises During Fiscal 1999

The Company granted no options to Named Executive Officers during fiscal 1999, nor were any options exercised. The Company does not have any outstanding stock appreciation rights or stock options.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During November, 1999, the Company partially satisfied its compensation obligations with David P. Lang and John D. Lang by issuing to them 2,927,096 and 1,000,000 shares of Common Stock, respectively, having a fair market value of $0.0265 per share on the date of Board approval ($77,568 and $26,5000 in the aggregate, respectively).

During January, 1999, the Company entered into a stock exchange agreement to acquire all of the issued and outstanding shares of capital stock of Santerra Medical Technology, Inc. ("Santerra") in exchange for an unspecified number of shares of Company Common Stock. Santerra was organized in April 1998 to acquire distribution and subassembly rights to medical devices (reconstructive orthopedic prosthetic implants, bileaflet heart valve, intravascular stents, vascular sealant adhesives, laparoscopic surgical instruments, and other medical devices developed and manufactured by MicroVal and Fii. David P. Lang and John Cuilleron, each major holders of Santerra's issued and outstanding capital stock, will receive together the majority of shares of Common Stock issued upon consummation of the proposed transaction. In the event Qinming Medical, Inc. fails to make its $1,500,000 investment in Santerra, the number of shares to be issued will be ratably reduced.


The Company leases approximately 500 square feet of office space from David P. Lang on a monthly rental of $700.


COMPLIANCE WITH REPORTING REQUIREMENTS OF EXCHANGE ACT

Section 16 of the Securities Exchange Act of 1934, and the rules promulgated thereunder, requires the Company's officers, directors, and holders of 10% or more of its outstanding Common Stock to file certain reports with the Securities and Exchange Commission. To the Company's best knowledge, based solely on information provided to it by the reporting individuals, all of the reports required to be filed by these individuals have been filed, except that Initial Reports on Form 3 for John D. Lang were fi


OTHER MATTERS

The Board of Directors is not aware that any matter other than those described in the Notice will be presented for action at the meeting.


RELATIONSHIP WITH INDEPENDENT ACCOUNTANTS

Silverman Olson Thorvilson & Kaufmann, Ltd. has served as the Company's principal independent accountants to audit the Company's financial statements for the fiscal years 1992 through 1995. The Company is not required to have its financial statements audited for fiscal years 1996, 1997, 1998 and 1999 because of insufficient revenues. However, representatives of Silverman Olsen Thorvilson & Kaufmann are expected to be present at the Annual Meeting and will have the opportunity to make a statement, if they desire to do so, and to respond to appropriate questions. The Company has engaged Silverman Olsen Thorvilson & Kaufmann, Ltd. to conduct the audit of the Company's financial statements for the current fiscal year.


STOCKHOLDER PROPOSALS FOR 2000 ANNUAL MEETING

All stockholder proposals intended to be presented at the 2000 Annual Stockholders' Meeting must be received by the Company at its offices on or before July 31, 2000.

In addition, a stockholder must give notice to the Company prior to July 31, 2000, of any proposal which such stockholder intends to raise at the 2000 Annual Meeting. If the Company receives notice of such proposal after July 31, 2000, the persons named in the proxy solicited by the Company's Board of Directors for the 2000 Annual Meeting may exercise discretionary voting powers with respect to such proposal.

Further, under the Company's proposed Restated Articles of Incorporation, for business to be properly brought before the 2000 Annual Meeting, a stockholder must give notice in writing to the Secretary of the Company no later than 50 days prior to the date of the meeting. Any proposal not submitted by such date will not be considered at the 2000 Annual Meeting.

REPORT ON FORM 10-KSB

A copy of the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1999, accompanies the Notice of Annual Meeting and Information Statement.

It is important that Proxies be returned promptly. Stockholders who do not plan to attend the meeting in person are urged to complete, sign, date, and forward the Proxy by return mail.

                        BY THE ORDER OF THE BOARD OF DIRECTORS

February 15, 2000      	John D. Lang, Secretary


[attachments]

Articles of Incorporation (amended)

Bylaws of the Corporation (amended)





NOVACON COPRORATION

                       ANNUAL MEETING OF STOCKHOLDERS
                           WEDNESDAY, April 19, 2000
                                    4:00 PM

PROXY

THIS PROXY IS FOR USE AT THE ANNUAL MEETING ON APRIL 19, 2000.

IF NO CHOICE IS SPECIFIED FOR A PROPOSAL, THE PROXY WILL NOT BE VOTED.

By signing the proxy, you revoke all prior proxies and vote your shares on the matters shown on the reverse side at the Annual Meeting and all adjournments.

                     SEE REVERSE FOR VOTING INSTRUCTIONS


1. Election of directors for    	Vote FOR        	Vote WITHHELD
   term ending in 2001:

David P. Lang			                    [ ]	             		[ ]
Paul D. Rieff			                    [ ]             			[ ]
	John S. Salstrom		                	[ ]	             		[ ]

2. Amendment of the Articles of
   Incorporation			                	[ ]             			[ ]

3. Amendment of the Bylaws	        	[ ]             			[ ]

4. Ratification of Auditors	       	[ ]	             		[ ]

THIS PROXY WHEN PROPERLY EXECUTED WILL BE VOTED AS DIRECTED OR, IF NO DIRECTION IS GIVEN, IT WILL NOT BE VOTED.

Address Change? Mark Box [ ]
Indicate changes below:                   Dated: _______________,2000

                                  Signature(s) in Box
________________________
Print Last Name							______________________

							______________________

Please sign exactly as your name(s) appear on Proxy. Trustees, administrators, etc., should include title and authority. Corporations should provide full name or corporation and title of authorized officer signing the proxy.