Form 10QSB
period 1999-11-30
NOVACON CORP
filed 2000-02-16
CIK 740571

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                            FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended November 30, 1999

                                    Or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


                       Commission File Number 0-13187


                             NOVACON CORPORATION
             (exact name of Registrant as specified in its charter)

                Delaware	                             13-3074570
         (state of incorporation)              (IRS Employer ID Number)

                             5451 Hilltop Avenue
                             Lake Elmo, MN 55042
                    (address of principal executive offices)

                                (651) 704-9160
              (Registrant's telephone number, including area code)

The number of shares outstanding of the Registrant's Common Stock, par value $.0l, as of February 15, 2000 was 14,650,000 shares.

Indicate by check mark whether the Registrant (1) has filed all reports require to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 durin the preceding 12 months, and (2) has been subject to such filing requirements or the past 90 days.

                              [  ]Yes    [X] No



PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements: Following are the financial statements (unaudited) of Novacon Corporation for the six months ended November 30, 1999 and 1998.


NOVACON CORPORATION

INDEX TO FINANCIAL STATEMENTS

For the Six Months Ended November 30, 1999 and 1998
(Unaudited)







Balance Sheet                                        1




Statement of Operations                              2




Statement of Cash Flows                              3




Selected Information                                 4



















NOVACON CORPORATION

BALANCE SHEET

November 30, 1999 and 1998
(unaudited)

Assets
                                       1999        1998
Current Assets
Cash                                     557       12,128
Accounts Receivable                    3,437       16,305
Inventories                          130,256       90,204
Other Current Assets                   3,540        1,800

Total Current Assets                 137,790      120,437




Property & Equipment                  11,555       10,853
Total Assets                         149,345      131,290

Liabilities &
Shareholders Equity

Current Liabilities

Accounts Payable                      10,907       47,249
Accrued Compensation &
Payroll Taxes                        228,643      172,711
Total Current Liabilities            239,550      219,960
Long-Term Liabilities

      Notes Payable                  118,169       46,631
      Total Long-Term
      Liabilities                    118,169       46,631

       Total Liabilities             357,719      266,591

Shareholders' Equity (Deficit)

Common Shares $.01 par value;
15,000,000 shares authorized;
14,650,000 shares issued,
and outstanding                      146,500      107,229
Paid-in Capital                    8,509,434    8,509,434
Retained Earnings                 (8,928,642)  (8,792,005)
Net Income                           (62,550)     (40,040)

Total Shareholders'
Equity (Def)                        (101,760)     (99,613)

Total Liabilities &
Shareholders' Equity                 149,345      131,290
(Deficit)


NOVACON CORPORATION

STATEMENT OF OPERATIONS

For the Three Months and Six Months Ended November 30, 1999 and 1998
(Unaudited)

                                For the Three           For the Six
                            Months Ended Nov 30     Months Ended Nov 30
                             1999        1998        1999          1998

Net Sales                  25,108      32,513      54,248        46,037
Cost of goods sold          6,715      20,086      16,713        11,176*
Gross Profit               18,393      12,427      37,535        34,861


General & admin expenses   41,823      34,642     100,085        74,901

Loss from operations      (23,430)    (22,215)    (62,550)      (40,040)

Net income (loss)         (23,430)    (22,215)    (62,550)      (40,040)

Per share data:

Income (loss) per share      0          0            0             0

Income (loss)
before extra item            0          0            0             0

Extraordinary item           0          0            0             0

Net income (loss)
per share                  0.00       0.00         0.00           0.00



Weighted average
number of shares
outstanding           14,650,000  10,722,904    14,650,000     10,722,904







NOVACON CORPORATION

 STATEMENT OF CASH FLOWS

For the Six Months Ended November 30, 1999 and 1998
(Unaudited)

                                                   1999       1998
Cash flows from operating activities:
  Net Income (Loss)	                              (62,550)   (40,040)
  Adjustments to reconcile net income to net


  cash used in operating activities:


     Extraordinary item                                 0         0
     Depreciation
Increase (decrease) in assets:                          0         0
     Accounts receivable                            5,290    (3,330)
     Inventory                                    (46,319)    1,449
     Other current assets                               0         0
  Increase (decrease) in liabilities:

     Accounts payable                             (12,748)    7,661
     Accrued liabilities                           50,250    48,949
          Total Adjustments                        (3,528)   54,729
Net cash used in operations                       (66,077)   14,689


Cash flows from investing activities:

  Purchase of property & equipment                   (660)        0
  Payments received on contract receivable              0
Net cash provided by investing activities            (660)        0


Cash flows from financing activities:

  Net issuance (repayment) of notes
  payable-related parties                           68,853    (3,081)
Net cash provided by financing activities           68,853    (3,081)

Increase in cash                                     1,315    11,417
Cash - beginning of period                             758      (711)
Cash - end of period                                   557    12,127





NOVACON CORPORATION

NOTES TO FINANCIAL STATEMENTS

For the Six Months Ended November 30, 1999
(unaudited)


Basis of Presentation
The accompanying unaudited financial statements have been prepared by Novacon Corporation ("Novacon" or the "Company") pursuant to the rules and regulations of the Securities Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes the disclosures are adequate to avoid misleading information, it is suggested that these interim financial statements be read in conjunction with the Company's most recent Form 10-KSB and notes thereto for the period ended May 31, 1999. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for this interim period have been made. Operating results for the six months ended November 30, 1999 are not necessarily indicative of the results that may be expected for the year ending May 31, 2000.

Inventories
Inventories consist of:       November 30, 1999           November 30, 1998
Raw Materials                    $49,916                       $23,970
Finished Goods                   $80,340                       $66,234
Total                           $130,256                       $90,204

Net Loss per Share
The Company's net loss per share amounts have been computed by dividing the net loss by the weighted average number of outstanding shares of common stock. The Company has no exercisable stock options outstanding and therefore does not compute any diluted loss per share.


Item 2.  Management's Discussion and Analysis

Overview
Novacon Corporation has been engaged in the manufacture and distribution of disposable infusion balloon pumps designed for epidural, intravenous and subcutaneous drug infusions for acute and chronic pain management, chemotherapy and other drug regimens. The Company has a non-exclusive U.S. manufacturing and marketing agreement with the Japanese developer of the proprietary technology employed in the design of these medical devices.

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

Sales for the three month periods ended November 30, 1999 and 1998 were $25,108 and $32,513, respectively, reflecting the continued U.S. clinical evaluation of the Company's dibTM Drug Infusion Balloon. Sales for the six month periods ended November 30, 1999 and 1998 were $54,248 and $46,037, respectively. The Company is engaged in the development of an independent distributor network in the United States marketplace. Approximately 33% of the U.S. market was under distribution coverage at the end of this quarter.

The net loss was $23,430 and $22,215, respectively, for the three month periods ended November 30, 1999 and 1998. The net loss for the six month periods ended November 30, 1999 and 1998 was $62,550 and $40,040, respectively. Net operatin losses for these periods were associated with sales revenue only and no extraordinary items.


Operating expenses for the three month periods ended November 30, 1999 and 1998 were $41,823 and $34,642, respectively. For the six month periods ended November 30, 1999 and 1998 operating expenses were $100,085 and $74,901, respectively.

Cost of goods sold during the three month periods ended November 30, 1999 and 1998 were $6,715 and $20,086, respectively, representing 27% and 62% of sales, respectively. For the six month periods ended November 30, 1999 and 1998, cost of goods sold was $16,713 and $11,176, respectively, representing 31% and 24% of sales, respectively. A credit for returned components valued at $13,986 was recognized during the six months ended November 30, 1998.

For the three and six month periods ended November 30, 1999 and 1998, the Company did not incur any expenses for research and development. Any future modification to the current dibTM design may result in expenditures for research and development.

Liquidity and Capital Resources
The Company's cash position did not improve during fiscal 1999. The Company had a working capital deficit of $249,429 as of May 31, 1999, compared to a working capital deficit on May 31, 1998 of $118,016. At November 30, 1999 the Company had a working capital deficit of $101,760. As of November 30, 1999 the Company had $557 in cash, compared to $1,282 at May 31, 1999.

During the six months ended November 30, 1999 the Company borrowed $74,128 from a director on a long term note payable. The Company has no bank borrowings and no lines of credit with any financial institutions.

Management believes that the Company's current level of cash and cash equivalents are not sufficient to meet its needs for working capital and capital expenditures for the next twelve months. The Company's recurring losses, negative cash flow from operations, net working capital deficiency and the default judgment in California, raise substantial doubt about its ability to continue as a going concern without internal restructuring, successfully overturning the default judgment and obtaining additional capital. The Company has an accumulated deficit of $8,866,092 as of May 31, 1999 and has incurred annual operating losses for the past five years. If the Company does not achieve an operating profit during 2000, it may be unable to continue in business.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Risk Factors

Cautionary Factors That May Affect Future Results. Certain statements contained in this Quarterly Report by Novacon do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "estimate," "expect," "intend," "may," "could," "possible," "plan," "project," "will," "forecast" and similar words or expressions. Novacon's forward-looking statements generally relate to its growth strategies, financial results, product development and regulatory approval programs, and sales efforts, including the proposed acquisition of Santerra Medical Technologies, Inc. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. It is not possible to foresee or identify all factors affecting Novacon's forward-looking statements and investors therefore should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. Novacon undertakes no obligation to update any forward-looking statement.

Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from Novacon's forward-looking statements, such factors include, among others, (i) trends toward managed care, healthcare cost containment and other changes in government and private sector initiatives, in the U.S. and other countries in which Novacon does business, that are placing increased emphasis on the delivery of more cost-effective medical therapies; (ii) the trend of consolidation in the medical device industry as well as among customers of medical device manufacturers, resulting in more significant, complex and long-term contracts than in the past and potentially greater pricing pressures; (iii) the difficulties and uncertainties associated with the lengthy and costly new product development and foreign and domestic regulatory approval processes, such as delays, difficulties or failures in achieving acceptable clinical results or obtaining foreign or FDA marketing clearances, which may result in lost market opportunities or postpone or preclude product commercialization; (iv) efficacy or safety concerns with respect to marketed products, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales; (v) changes in governmental laws, regulations and accounting standards and the enforcement thereof that may be adverse to Novacon; (vi) increased public interest in recent years in product liability claims for implanted medical devices; (vii) other legal factors including environmental concerns and patent disputes with competitors; (viii) agency or government actions or investigations affecting the industry in general or Novacon in particular; (ix) the development of new products or technologies by competitors, technological obsolescence and other changes in competitive factors; (x) risks associated with maintaining and expanding international operations; (xi) business acquisitions, dispositions, discontinuations or restructurings by Novacon; (xii) the integration of businesses acquired by Novacon; and (xiii) economic factors over which Novacon has no control, including changes in inflation, foreign currency rates and interest rates. More detailed discussions of many of these factors are including in the following sections.


Novacon notes these factors as permitted by the Private Securities Litigation Reform Act of 1995.

Substantial, Continuing Operating Losses. Novacon has incurred losses for the fiscal years ended May 31, 1999, 1998, 1997 and 1996 in the amounts of approximately $100,566, $102,712, $132,526 and $95,229, respectively, and there is no assurance that substantial operating losses will not continue indefinitely. Novacon has incurred an accumulated deficit since its inception of approximately $8,866,092 as of May 31, 1999. Santerra has yet to begin the marketing and sales of its medical device products, and there is no assurance that it will generate any revenues or contribute profits to its parent Novacon. Consequently, there can be no assurance that Novacon will achieve profitable operations. In the event Novacon is unable to eliminate continuing operating losses and acquire substantial new working capital, Novacon's business operations will cease and its stockholders will lose their entire investment.

Limited Financial Resources. Novacon has only limited financial resources. Novacon's continuing business operations are dependent on implementation of the Innovasive Devices (See Item 5: Other Information) supply agreement and the acquisition of substantial new working capital.

Working Capital Deficit. As of the fiscal year ended May 31, 1999, Novacon had a stockholders' deficit of approximately $(249,429). At that date, the company's liabilities were approximately $361,387 and exceeded its assets of approximately $111,958 by approximately $249,429. Approximately $228,643 of the company's debt represents accrued salaries payable to David P. Lang and John D. Lang. Novacon immediately requires substantial working capital for which there is no assurance. In the event Novacon is unable to acquire substantial new working capital, Novacon's business operations will cease and its stockholders will lose their entire investment.

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

In keeping with the increased emphasis on cost effectiveness in health care delivery, the current trend among hospitals and other customers of medical device manufacturers is to consolidate into larger purchasing groups to enhance purchasing power. The medical device industry has also been consolidating rapidly, partly in order to offer a broader range of products to large purchasers. As a result, transactions with customers are more significant, more complex and tend to involve more long-term contracts than in the past. This enhanced purchasing power may also increase the pressure on product pricing, although management is unable to estimate the potential impact at this time.

In the United States, the Food and Drug Administration (the "FDA"), among other governmental agencies, is responsible for regulating the introduction of new medical devices, including laboratory and manufacturing practices, labeling and recordkeeping for medical devices, and review of manufacturers' required reports of adverse experience to identify potential problems with marketed medical devices. The FDA can ban certain medical devices, detain or seize adulterated or misbranded medical devices, order repair, replacement, or refund of such devices, and require notification of health professionals and others with regard to medical devices that present unreasonable risks of substantial harm to the public health. The FDA may also enjoin and restrain certain violations of the Food, Drug and Cosmetic Act and the Safe Medical Devices Act pertaining to medical devices, or initiate action for criminal prosecution of such violations. Moreover, the FDA administers certain controls over the export of such devices from the United States. All of the medical devices that Novacon markets, or expects to market are in a category for which the FDA has implemented stringent clinical investigation and pre-market clearance requirements. Any delay or acceleration experienced by Novacon in obtaining regulatory approvals to conduct clinical trials or in obtaining required market clearances may affect Novacon's operations or the market's expectations for the timing of such events and, consequently, the market price for Novacon's common stock. Medical device laws are also in effect in many of the countries in which Novacon will do business outside the United States. These range from comprehensive device approval requirements for some or all of Novacon's medical device products to requests for product data or certifications. The number and scope of these requirements are increasing.

In the early 1990's the review time by the FDA to clear medical devices for commercial release lengthened and the number of clearances, both of 510(k) submissions and pre-market approval applications ("PMA's"), decreased.
In response to public and congressional concern, the FDA Modernization Act of 1997 was adopted with the intent of bringing better definition to the clearance process. Although it is expected that the 1997 Act will result in improved cycle times for product clearance, there can be no assurance that the FDA review process will not involve delays or that clearances will be granted on a timely basis.

Novacon is also subject to various environmental laws and regulations both within and outside the United States. The operations of the company, like those of other medical device companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. While it is difficult to quantify the potential impact of compliance with environmental protection laws, management believes that such compliance will not have a material impact on the company's financial position, results of operations or liquidity.

Competition and Industry. Novacon sells therapeutic medical devices in the United States and expects to sell around the world. In the product lines in which Novacon competes, the company faces a mixture of competitors ranging from large multi-national industrial manufacturers to national or regional manufacturers that offer a limited selection of products. In addition, the company faces competition from providers of alternative medical therapies such as pharmaceutical companies. Important factors to Novacon's customers will include product reliability and performance, product technology that provides for improved patient benefits, product price, and breadth of product lines and related product services provided by the manufacturer. Major shifts in industry market share have occurred in connection with product problems, physician advisories and safety alerts, reflecting the importance and risks of product quality in the medical device industry.

Market complexity continues to intensify in the medical device industry. Factors such as buyer groups, government reimbursement systems for health care costs, relative patent portfolios, government regulation (including the regulatory approval process for medical devices), a more rigorous enforcement climate at the FDA, health care reform, product liability litigation and the rapid rate of technological change are increasingly important considerations for existing medical device manufacturers and any potential entrants to the industry such as Novacon.

Litigation. The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that MicroVal, Fii or Novacon will not become subject to patent infringement claims or litigation or interference proceedings declared by the United States Patent and Trademark Office ("USPTO") to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are both costly and time-consuming. Litigation may be necessary to enforce patents issued to MicroVal and Fii to protect trade secrets or know-how owned by them or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings may result in expense to Novacon and delay and/or adversely affect its marketing efforts with respect to MicroVal or Fii medical device products. Any adverse determination in litigation or interference proceedings to which Novacon may become a party could subject it to significant liabilities to third parties, could prevent Novacon from selling MicroVal and Fii medical device products, which would have a material adverse effect on the company's business, financial condition and results of operations.

Pending Patent Litigation. On July 23, 1999, Novacon was served with a complaint filed in the United States District Court, Central District of California,
Santa Ana, California, by I-Flow Corporation alleging various causes of action for patent interference against Novacon with respect to its elastomeric infusion pump technology. On February 14, 2000, Novacon was notified the U.S. District Court, Central District of California, granted I-Flow Corporation, through a default judgment, a permanent injunction restraining Novacon from importing, manufacturing, and selling its Dib Drug Infusion Balloon in the United States. I-Flow Corporation claimed the Dib infusion pump design violated its patents and was awarded damages, legal fees and costs in amounts to be determined. Novacon denies the Dib design infringes any I-Flow patents and believes the Dib patents protect its design. However, Novacon is financially unable to respond to this lawsuit and therefore I-Flow was able to obtain a default judgment. If the default judgment is not successfully overturned, Novacon will be forced to immediately cease its infusion pump business. This development will have a serious adverse impact on Novacon and may cause the Company to go out of business.


Company Medical Device Products May Be Dependent On Third-Party Payor Approvals. United States health care providers, including hospitals and physicians, that purchase medical devices generally rely on third party payors, principally federal Medicare, state Medicaid and private health care insurance plans, to reimburse all or part of the costs and fees associated with the procedures performed using these devices. Novacon's success will depend upon, among other things, the ability of health care providers to obtain satisfactory reimbursement from third party payors for medical procedures in which the company's medical device products are used. Third party payors may deny reimbursement if they determine that a prescribed device has not received appropriate regulatory clearances or approvals, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. If FDA clearance or approval were received, third party reimbursement would also depend upon decisions by the United States Health Care Financing Administration for Medicare, as well as individual health maintenance organizations, private insurers and other payors. Reimbursements in international markets vary significantly by country and by region within some countries, and reimbursement approvals may be obtained on a country-by-country basis. Many international markets have government managed health care systems that control reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government managed systems.
There can be no assurance that reimbursement for Novacon's product lines will be available or, if available, that such reimbursement will be available in sufficient amounts in the United States or international markets under either government or private reimbursement systems, or that physicians will support and advocate reimbursement for procedures using the company's product lines. Failure by hospitals and physicians and other users of Novacon's product lines to obtain reimbursement from third party payors or changes in government and private party payor policies toward reimbursement for procedures employing Novacon's product lines would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, Novacon is unable to predict what additional legislation or regulation, if any, relating to the health care industry or third party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have on the Company.

Risks Associated with International Sales. International sales will account for a substantial portion of Novacon's revenues in the foreseeable future.
A number of risks are inherent in international transactions. International sales may be limited or disrupted by the imposition of government controls, export license requirements, economic or political instability, trade restrictions, changes in tariffs or difficulties in staffing and management. Additionally, fluctuations in currency exchange rates as well as increases in duty rates may adversely affect Novacon's business, financial condition and results of operations and difficulties in obtaining export licenses.
The financial condition, expertise and performance of Novacon's future international sub-distributors could affect sales of its product lines internationally and could have a material adverse effect on Novacon's business, financial condition and results of operations. The proposed international nature of Novacon's business also subjects it and its representatives, agents and sub-distributors to laws and regulations of international jurisdictions in which they operate or in which Novacon's product lines may be sold. The regulation of medical devices in a number of such jurisdictions, particularly in the European Union, continues to develop, and there can be no assurance that new laws or regulations will not have an adverse effect on Novacon's business, financial condition and results of operations. Foreign regulatory agencies often establish product standards different from the United States and any inability to obtain foreign regulatory approvals on timely basis could have a material adverse effect on the company's international business and its financial condition and results of operations.

Risks Associated with Growth of Business; Scale-up Risks. If Novacon's line of medical products achieve commercial success, the growth of Novacon's business, including its internal operations, will place significant demands on the systems and management of the company. Such business growth will result in additional personnel needs and an increased level of responsibility for management personnel. To manage its growth effectively, Novacon will be required to continue to expand and improve its internal operations and systems (including logistics, management information systems, accounting systems and sales and marketing) and to expand and manage its employee base. Novacon will have to add key managers, and there is no assurance as to the rate at which such managers will be effectively assimilated into its business or operate effectively as a management team. Novacon will also be required to effectively expand and manage the independent contractors that it may have to use to distribute its medical device products in the future. Novacon's inability to manage growth effectively could have a material adverse effect on its operating results.

Certain Marketing and Sales Risks. Novacon may make arrangements with its customers who will generally allow their customers, in the event of a price decrease, credit equal to the difference between the price originally paid for products and the new decreased price on products in the customers' inventories on the date of the price decrease. When a price decrease is anticipated, Novacon will be required to establish reserves for amounts estimated to be reimbursed to qualifying customers. There can be no assurance that these reserves will be sufficient or that any future returns or price protection charges will not have a material adverse effect on Novacon's results of operations, particularly because future results will be heavily dependent on recently introduced products for which Novacon has little or no pperating history. In addition, customers generally will have the right to return excess inventory within specified time periods. Any build-up of inventory at Novacon or in its distribution channels that does not sell through to end-users could have a material adverse effect on its operating results and financial condition.

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

Product Liability Claims. Novacon operates in an industry susceptible to significant product liability claims. In recent years, there has been an increased public interest in product liability claims for implanted medical devices. These claims may be brought by individuals seeking relief for themselves or, increasingly, by groups seeking to represent a class. Product liability claims may be asserted against the company in the future relative to events not known to management at the present time. Novacon presently maintains no product liability insurance and there is no assurance that it will be able to acquire product liability insurance with adequate coverage terms, if at all. Consequently, any claims that may be asserted against Novacon would have a material adverse effect on the company.

Dividends Not Likely. Novacon has not paid any dividends on its capital stock since its incorporation and does not intend to pay any cash dividends in the foreseeable future.

Dependence On Key Executive Management. Novacon's success will depend in large part upon the services of David P. Lang and other key employees. The loss of the services of one or more key executives, and particularly Mr. Lang, could have a material adverse effect on Novacon. Novacon's success will also depend in significant part upon its ability to attract and retain highly skilled management, marketing and other personnel. Competition for such personnel in the medical device industry is intense, and the company expects difficulty in finding sufficient numbers of qualified professional and marketing personnel. There can be no assurance that Novacon will be successful in attracting and retaining the quantity and quality of personnel that it needs.

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

Limited Public Trading Market And No Assurance Of Ability To Resell Company Common Stock. There is no assurance that any public market for the company's Common Stock will not be volatile. There have been periods of extreme fluctuation in the stock markets that, in many cases, were unrelated to the operating performance of, or announcements concerning, the issuers of the affected securities. Securities of issuers having relatively limited capitalization or securities recently offered in a public offering or being publicly traded are particularly susceptible to change based on short-term trading strategies of certain investors. Accordingly, there can be no assurance that stockholders will be able to resell the shares of company Common Stock at any price.

Although Novacon's Common Stock is eligible for public trading, it may be relevant for company stockholders that Novacon's Common Stock be eligible for inclusion on the NASDAQ Small-Cap Market(r). Under the current adopted rules of the National Association of Securities Dealers, Inc. ("NASD"), in order to qualify for initial quotation of securities on NASDAQ, a company, among other things, must have at least $4,000,000 in total assets, 1,000,000 shares in the public float, $5,000,000 in market value of public float and a minimum bid of $4.00 per share. For continued listing, a company, among other things, must have $2,000,000 in total assets, 500,000 shares in the public float, $1,000,000 in market value of public float and a minimum bid price of $1.00 per share.

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

The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price less than $5.00 per share, subject to certain exceptions. During periods when Novacon's Common Stock does not qualify for inclusion on the NASDAQ Small-Cap Market or is removed therefrom, the Common Stock may become subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell Novacon's securities and may affect the ability of company stockholders to sell such securities in the secondary market.

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


PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

Pending Patent Litigation. On July 23, 1999, Novacon was served with a complaint filed in the United States District Court, Central District of California,
Santa Ana, California, by I-Flow Corporation alleging various causes of action for patent interference against Novacon with respect to its elastomeric infusion pump technology. On February 14, 2000, Novacon was notified the U.S. District Court, Central District of California, granted I-Flow Corporation, through a default judgment, a permanent injunction restraining Novacon from importing, manufacturing, and selling its Dib Drug Infusion Balloon in the United States. I-Flow Corporation claimed the Dib infusion pump design violated its patents and was awarded damages, legal fees and costs in amounts to be determined. Novacon denies the Dib design infringes any I-Flow patents and believes the Dib patents protect its design. However, Novacon is financially unable to respond to this lawsuit and therefore I-Flow was able to obtain a default judgment. If the default judgment is not successfully overturned, Novacon will be forced to immediately cease its infusion pump business. This development will have a serious adverse impact on Novacon and may cause the Company to go out of business.

Item 2.  Changes in Securities and Use of Proceeds
On November 25, 1999, Novacon sold 2,927,096 shares of its Common Stock to
David P. Lang for approximately $77,568 and 1,000,000 shares to John D. Lang for $26,500, both in payment of accrued salaries. Upon completion of the transaction, David P. Lang owned 3,976,827 shares, or approximately 27% of the outstanding shares of Common Stock, and John D. Lang owned 1,090,000 shares, or approximately 7% of the Common Stock of Novacon. Novacon relied upon Section 4(6) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, in effecting these sales of unregistered securities.

Item 3.  Defaults Upon Senior Securities
Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
None

Item 5.  Other Information
On May 31, 1999 Novacon entered into an exclusive three year Supply Agreement with Innovasive Devices, Inc. to furnish its elastomeric infusion pumps for Innovasive Device's post-operative Freedom(tm) Infusion System in the North, Central and South American markets. The agreement is annually renewable after its initial term. It requires Innovasive Devices, Inc. to purchase a minimum of 10,000 infusion pumps in the first contract year, and annually thereafter an increasing minimum number not less than 110 percent of the prior year's sales. Innovasive Devices, Inc. develops, manufactures and markets medical devices for orthopedic and sports medicine surgery.

Novacon and Innovasive devices were engaged in discussions leading to an expansion of the exclusive territory to include the European Union. On November 9, 1999 Innovasive Devices advised Novacon that it entered into an agreement to be acquired by a wholly-owned subsidiary of the Johnson & Johnson Company. As of November 30, 1999 Novacon has received no further information from Innovasive Devices except that scheduled delivery of its elastomeric pumps to Innovasive Devices has been indefinitely postponed.

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

Item 6.  Exhibits and Reports on Form 8-K

Exhibit I: Supply Agreement between Innovasive Devices, Inc. and Novacon Corporation






SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



NOVACON CORPORATION


February 15, 2000  		            David P. Lang
                          							President & Chairman of the Board
					                          		Chief Financial Officer


Exhibit I:

SUPPLY AGREEMENT
THIS AGREEMENT (Agreement) is between Novacon Corporation, a Delaware corporation, with its principal place of business at 5451 Hilltop Ave., Lake Elmo, Minnesota 55042, (Novacon) and Innovasive Devices, Inc., a Massachusetts corporation, and its affiliates and subsidiaries (collectively Innovasive) with offices at 734 Forest Street, Marlborough, Massachusetts 01752, (Innovasive) effective as of the 31st day of May, 1999.

1. Agreement to Sell. Novacon hereby agrees to sell to Innovasive and Innovasive agrees to buy from Novacon the DIB Balloon Infusion Pump products described in Exhibit A, (Product or Products). This Agreement grants Innovasive the exclusive right to sell and distribute the Product exclusively in North, South & Central America, and Europe (eastern and western) for all musculoskeletal orthopedic post?op pain applications
(the Specified Applications). During the term hereof, Innovasive may sell the Products to customers who intend to resell the Products, if, and only if, such customers agree not to resell the Products outside the Territory. Innovasive may sub-contract distributorship of the Products to any third party, entity, firm or agent. If any purchaser of the Products from Innovasive resells or distributes the Products outside the Territory, Innovasive shall cease selling the Products to such purchaser upon learning of such sales outside the Territory, and shall (or permit Novacon to) enforce the prohibition against such resale outside the Territory. Without limiting the generality of this Section 1, Innovasive will not, directly or indirectly, export or re-export any Products, technical data associated with the Products, or the immediate products (including, but not limited to, processes, services, data and reports) derived from use of the Products from the Territory, without first obtaining the appropriate license from the U.S. Office of Export Licensing or its successor.

2.	Territory.

2.01	The territory covered by this Agreement shall be in the Americas
(North, South & Central) and Europe (eastern and western) and any new area added thereto pursuant to Section 2.02 (together, the Territory).

2.02	In addition, if Innovasive continues to have the exclusive
distribution rights in the Territory, is not in breach of this Agreement and neither party has given notice of termination under Section 14.01, Innovasive shall have a first right of negotiation and first right of refusal for the Specific Applications for all areas outside the Americas (North, South & Central) and Europe (eastern and western). This right will be exercisable by Innovasive by delivery of a written notice to Novacon within fifteen (15) days after delivery by Novacon to Innovasive of a proposed agreement for distribution of the Products outside of the Territory. If Innovasive fails to deliver written notice to Novacon exercising the right of first refusal within the fifteen (15) day period, Novacon will have the right to proceed with the distribution of the Products under the terms of the proposed agreement. If Innovasive exercises its right of first refusal, this Agreement shall be modified to include the terms of the proposed agreement with respect to the new area, except that the provisions of this Agreement regarding termination shall be governed by the terms of Section 14 of this Agreement, so that Innovasive's right to distribute the Products in the Territory and all other areas will be coterminous. Novacon further agrees not to offer more favorable terms to a third party under this section. If more favorable terms are offered to a third party, Innovasive shall be given the opportunity to exercise its right of first refusal pursuant to this section.

3.	Novacon Representations and Warranties.

3.01	Novacon hereby agrees to supply its Product to Innovasive in accordance with the terms set forth in this Agreement.

3.02	Novacon hereby agrees to supply all clinical data relevant to the DIB
Balloon Infusion Pump System to Innovasive.

3.03	Novacon will use its best efforts to make its Products available in sufficient quantities to meet Innovasive's requirements; provided that, shipment of all orders by Novacon shall be on a first in, first out basis, and may be subject to delays due to transportation difficulties, government regulations, inability to obtain new materials, and other circumstances beyond Novacon's control.

3.04	Novacon will provide Innovasive with a Certification of Conformance to
Manufacturing, Certification of Conformance to Calibration, and Certification of Conformance to Sterility with each lot it ships to Innovasive. If Novacon materially fails to supply Innovasive's requirements for Product or is unable to continue supplying Product to Innovasive during the term of this agreement, it will provide Innovasive a detailed list all contacts for its supplies and subcontractors utilized in the sourcing and manufacturing of the Products.
For purposes of this section, the failure to supply at least 90% of Innovasive's average requirements over a 90 day period shall be deemed a material failure to supply Product hereunder.

3.05	Novacon will extend at its own cost and expense technical expertise to
Innovasive through its sales, design and manufacturing personnel as Innovasive may reasonably request to assist in the marketing and sale of Products and for the purpose of making improvements, or modifications to Products.

3.06	Novacon has or will have full title to and full right to manufacture the
Products sold to Innovasive, hereunder.

3.07	Novacon has or will have prior to the sale of the Products to Innovasive, and will maintain at all times while this Agreement is in force, a product liability insurance policy providing at least two million dollars ($2,000,000) coverage per occurrence and five million dollars ($5,000,000) aggregate coverage per policy year, which policy shall either name Innovasive as an insured or shall, by endorsement or otherwise, provide such coverage to Innovasive for any claim arising out of the sale of any Product by Innovasive except to the extent those claims arise as a result of Innovasive negligence. Novacon shall furnish Innovasive with acceptable certificates evidencing such insurance coverage within thirty (30) days of the execution of this Agreement. Such insurance certificates shall contain a provision that a thirty (30) day advance written notice will be given to Innovasive prior to any material change or cancellation of such insurance.

3.08	Novacon hereby agrees that there are presently no license or other agreements relating to the Products that would affect Novacon's ability to manufacture and deliver the Products or substantially equivalent products and none are contemplated or anticipated by Novacon.

3.09	Novacon hereby agrees that the sale of Products by Innovasive will not infringe any patents held by persons who are not parties to this Agreement. Should any person assert a claim against Innovasive based on the alleged infringement of a patent or other protected intellectual property right which exists during the term of this Agreement, Innovasive shall notify Novacon promptly and Novacon will defend, indemnify and hold Innovasive harmless.

3.10	Novacon hereby agrees that all necessary governmental approvals in the
United States for the Product have been obtained by Novacon, and will be obtained by Novacon for domestic sales should the need arise in the future.

3.11	Novacon hereby agrees that all Products comprising each shipment or other delivery made to Innovasive are and, at all times, will be as of the date of such shipment or delivery in compliance with all federal, state and local laws, as well as all regulations, rules, declarations, interpretations and orders issued thereunder.

3.12	Novacon hereby agrees that no Product is and will not be:

3.12.1	in violation of any of the provisions of the Fair Packaging and
Labeling Act;

3.12.2	adulterated or misbranded within the meaning of the Federal Food,
Drug and Cosmetic Act, as amended, or within the meaning of any applicable state or municipal law in which the definitions of adulteration and misbranding are substantially identical with those contained in the Federal Food, Drug and Cosmetic Act, or Articles which may not under the provisions of Sections 404, 505, 514 or 515 of said Act be introduced into interstate commerce or which may not under substantially similar provisions of any state or municipal law be introduced into commerce;

3.12.3	manufactured or sold in violation of the provisions of  the Fair
Labor Standards Acts, as amended, and the Regulations and orders issued thereunder;

3.12.4	manufactured or sold in violation of any applicable Equal
Employment Opportunity requirements, including those set forth in Section 202 of Executive Order 11246, as amended;

3.12.5	manufactured or sold in violation of The Occupational Safety and
Health Act of 1970 and all standards and regulations issued thereunder, or any applicable state laws and regulations pertaining to job safety and health;

3.12.6	manufactured or sold in violation of the Food, Drug, and Cosmetic
Act or the regulations promulgated thereafter, including specifically Good Manufacturing Practices.

3.13 Within 90 days of the execution of this agreement and achievement by Innovasive of its quarterly sales forecast, Novacon agrees to establish a reserve component inventory of mutually agreed pump models in a quantity equal to three months of actual sales.

4.	Innovasive's Representations and Warranties.

4.01	Innovasive hereby agrees to sell the Products through its marketing and sales distribution network comprised of independent sales representatives
(the Distributors) and employees who specialize in geographical regions or in designated professional fields.

4.02	Innovasive will actively promote the Products and will provide its
Distributors and employees with the following:
(1)	Product samples
(2)	Brochures
(3)	Appropriate training related to Products
(4)	Exposure of Products at training courses and conventions

4.03	In order to facilitate Novacon's scheduling of production of the products, Innovasive shall submit to Novacon's rolling twelve(12) month calendar forecast by product code upon Novacon's request. The initial forecast will be supplied within thirty (30) days of the Agreement.

4.04	Innovasive retains the right to select its customers and to sell at such prices and on such terms and conditions as it may elect.

4.05	Innovasive may return non?conforming defective Products to Novacon pursuant to the provisions of Article 10.02 below.

4.06	Innovasive will attend and work diligently to market the Novacon Products.
Innovasive will be responsible for all costs of marketing the Products, including but not limited to, the cost of samples, brochures and exhibiting at appropriate conventions and trade shows unless otherwise agreed by Novacon prior to such convention or trade show expenditure.

4.07	Innovasive shall at all times comply with all applicable laws, rules and regulations in the sale and distribution of the Products.

4.08	Innovasive shall maintain customer records sufficient to permit Novacon to respond to warranty, recall, regulatory and market concerns regarding the Product and shall cooperate with Novacon as reasonably required in resolving such concerns. Innovasive shall notify Novacon promptly of any warranty claims, threatened investigations or complaints that Innovasive receives regarding the Product.

4.09	Respond promptly to sales leads or referrals furnished by Novacon.

4.10	Innovasive shall fully cooperate Novacon regarding any requirements of compliance with the United States Food and Drug Administration regulations.

4.11 	Not obtain the Products for resale from any other party or actively seek customers, establish a new branch or maintain any distribution depot for the Products outside the Territory.

4.12 	Innovasive will be responsible for seeking appropriate regulatory approval for areas outside the U.S. to which Innovasive has been granted the right to sell and distribute the Products.

5.	Packaging, Labeling and Trademarks.

5.01	Innovasive shall sell and distribute the Products as packaged and labeled by Novacon and shall not re-package or re-label the Products without Novacon's prior written consent.

5.02	Novacon shall work with Innovasive to establish an outer label and a label or pad print directly applied to the pump.

5.03	Subject to the terms and conditions of this Agreement, Novacon grants to
Innovasive a non-exclusive license to use in its sale and distribution of the Products in the Territory all trademarks incorporated by Novacon in the packaging or otherwise used by Novacon in connection with the Products. All materials developed by Innovasive that use any Novacon trademarks shall be subject to Novacon's prior written approval and shall be consistent with Product specifications and reflect only the Specified Applications.

6.	Prices to Innovasive.

6.01	Initial Prices to Innovasive for the Product shall be as set forth on
Appendix A. The unit prices for the Product shall be fixed through June 30, 2000, subject to adjustments authorized in Article 6.02. Novacon shall give Innovasive at least three (3) months prior written notice of any price increase which may not exceed 5% in any one calendar year and shall not exceed 15% over the term of this Agreement. In the event any improvements or modifications are made to the Product, the parties will jointly determine in good faith whether any price adjustments are appropriate. Novacon agrees to work with Innovasive on product improvements and further agrees that changes in cost as a result of said improvements will be passed on to Innovasive at no more than 110% of the direct labor and direct material increases.

6.02	Inasmuch as Novacon sources the Products from Japan and pays for such components in the Japanese currency, Novacon shall be protected from U.S. Dollar-Japanese Yen exchange rate fluctuations that exceed a 10% devaluation of the U.S. dollar during any six month period of this agreement. Price adjustments may occur only on June 1st and/or January 1st and will reflect the actual percentage increase in the cost of the Products. The base exchange rate for purposes of this agreement is U.S.$ 1 = Japanese Yen 105. The maximum price increase for Innovasive under the terms of this Agreement due to any cause shall be fifteen (15) percent.

6.03	In the event that Innovasive's average selling price (ASP) for its pain pump kit (including pain pump, epidural catheter kit, syringe, epidural catheter introducer, etc.) for any calendar quarter is greater than $xxxx, and the transfer price from Novacon to Innovasive for the Product is no greater than 110% of the price listed in the Appendix A, then Innovasive shall within 45 days of the close of said quarter issue to Novacon payment equal to
0.5 times the (ASP-$xxxx) times the number of units sold in the quarter.
The purchase prices and other amounts specified in this Agreement do include sales, use or other applicable taxes, unless expressly stated to the contrary. Innovasive will pay all such taxes.

7.	Ordering.  Notwithstanding any forecast supplied by Innovasive,
Innovasive's firm purchase commitment will be made on Innovasive Purchase Order forms, which shall be submitted at the time of submission of each forecast under Section 4.03 to cover not less than the quantity of Products specified in the portion of the forecast that becomes binding. Innovasive shall place its purchase orders throughout the term of this Agreement in accordance with the terms specified in Section 4.03 herein. Novacon will ship Product pursuant to such purchase orders within sixty (60) days of the receipt and approval by Novacon of Innovasive's purchase order.

8.	Payment.  Payment of all invoices shall be made by check or other form of payment agreed upon by the parties and shall be due within forty-five (45) days of receipt by Innovasive of Novacon's invoice. Novacon may, at its discretion, refuse orders, require payment in full, ship C.O.D. or halt shipments in transmit if (i) all prior invoices are not paid in full, or (ii) Novacon reasonably deems such steps necessary to secure payment. Failure to pay per the terms of sale can result in the termination of this Agreement subject to the termination provisions outlined in Section 14. In addition, any payment not made when due shall bear interest at the lower of (x) twelve percent (12%) per annum, or (y) the highest rate permitted by applicable law.

9.	Shipping.  Novacon shall deliver Products ordered by Innovasive to a common or contract carrier for ground transportation F.O.B. Novacon's facility, Minneapolis, Minnesota, or directly from its sterilization facility in Schaumburg, Il, and all risk or loss of or damage or casualty to, such Products will pass to Innovasive upon delivery. Innovasive will pay all costs of transportation and shipping by ground transportation or such method requested.

10.	Warranty.

10.01	Novacon warrants for 24 months from the date of shipment that the Products conform to the specifications, have no defects in material, calibration, sterility or workmanship and are fit for the ordinary use described in the descriptions, instructions and documents accompanying the Products or issued or circulated from time-to-time by Novacon. No other warranties, verbal or written, expressed or implied, of any kind, whether of merchantability or otherwise are made or provided to Innovasive or the user of the Product. Any alteration or removal of the instructions accompanying the Product will void this warranty.

10.02	Novacon shall replace defective Products at no cost to Innovasive while under warranty. Replacement of such defective Products includes payment of Innovasive's reasonable shipping costs, both from and to Novacon. Innovasive shall advise Novacon regarding defective products within thirty (30) days of the discovery of any defect and Novacon shall issue, within thirty (30) days after verification of the defect, return authorization relating to such defective Products or issue other instructions for the refund of the purchase price or replacement of the defective Product.

10.03 	Innovasive shall not make or extend on behalf of Novacon any written or oral warranty in respect of any of the Products except as may be contained in sales literature or brochures that are published or approved in writing by Novacon. Innovasive shall not advise, perform or demonstrate any use or application of any Products that are not specifically approved in writing by Novacon. Innovasive shall defend, indemnify and hold harmless Novacon from any claims, actions and proceedings and any damages, liability, losses, costs and expenses (including, but not limited to, attorneys' fees) arising out of or related to any breach of this paragraph by Innovasive.

11.	Legal Relationship and Indemnification.

11.01	Innovasive is an independent contractor and the relationship between
Novacon and Innovasive is that of Vender and Supplier. Nothing herein is intended or shall be construed, either express or implied, to authorize either to create or assume any liability or obligation of any kind for or on behalf of the other party. Neither party is the agent or legal representative of the other party for any purpose whatsoever.

11.02	The parties hereto are each responsible for their own acts or alleged acts and respectively agree to protect, indemnify, defend and hold harmless each other and any affiliate from and against any and all claims, losses, demands and liabilities, including attorneys' fees and court costs, which may arise therefrom. Novacon agrees to indemnify and hold harmless Innovasive from any loss, claim or judgment, including reasonable costs and expenses of defending same, arising out of bodily injury, property damage or any other damage or injury which is directly caused by a Product.

12.	Assignment.  This Agreement may not be assigned, in whole or in part, directly, by operation of law, or otherwise, by any party hereto without the prior written consent of the other party, except that either party may assign its rights under this Agreement to any corporation controlling, controlled by or under common control with it. No assignment by either party, with or without the other's consent, will relieve a party from any of its obligations under this Agreement.

13.	Applicable Law/Costs of Enforcement.

13.01	Matters related to action to enforce rights or obligations granted under this Agreement within the United States shall be governed by the laws of the State of Massachusetts. If any portion of this Agreement itself is contrary to law, the remaining provisions shall remain valid.

13.02	In the event either party commences legal action to enforce its rights under this Agreement, the prevailing party in such action shall be entitled to recover from the other party all of its costs and expenses in connection therewith, including reasonable attorneys' fees.

13.03  	Matters relating to patent and intellectual property rights shall be governed by the laws of the country or jurisdiction in which the patent or intellectual property rights are filed or recorded.

13.04	Matters related to action to enforce rights or obligations granted under this Agreement within North America (except the United States), Central America and South America and Europe shall be governed by the laws of the State of Massachusetts, without regard to conflicts of law provisions and not including the provisions of the 1980 U.N. Convention in Contracts for the International Sale of Goods.

14.	Duration and Termination of Agreement.

14.01	This Agreement shall be for an initial term beginning as of the date hereof and ending on September 30, 2002. This Agreement will automatically be renewed for successive one(1) year periods ending on September 30 of each year thereafter if both parties are satisfying their obligations under the Agreement and Innovasive has met or exceeded the minimum requirements.

14.02	This Agreement will be automatically terminated if a party files a voluntary petition for bankruptcy or reorganization, is the subject of an involuntary partition for bankruptcy, has its affairs placed in the hands of a receiver, enters into a composition for the benefit of creditors, or is deemed insolvent by a court of competent jurisdiction.

14.03	Should either party be in material breach of or noncompliance with any of the terms of this Agreement, the other party (in addition to its other rights and remedies available at law or in equity) may terminate this Agreement by giving written notice of such breach. If the breach is not corrected or compliance not made within thirty (30) days of the date of such notice, this Agreement may be terminated immediately at the end of such thirty (30) day period. The failure of either party at any time to require performance by the other party of any provision hereof shall not affect in any way the full right to require such performance at any time thereafter. Nor shall the waiver by either party of a breach of any provision hereof be taken or held to be a waiver of the provision itself.

15.	Exclusivity.

15.01	During the term of this Agreement and while Innovasive is not in breach of the terms hereof, Innovasive will have exclusive rights in the Territory to sell and distribute the Products identified in Appendix A for the Specified Applications as long as Innovasive purchases the minimum quantity mutually agreed upon with Novacon. The first contract year's minimum will be for Innovasive to purchase 10,000 units from Novacon. For each forthcoming contract year's minimum, Innovasive and Novacon will mutually agree on the goal minimums at least ninety (90) days prior to the end of each calendar year. The parties agree that future year's minimums will be at least 110% of the previous year's total actual unit sales of the Products by Innovasive.

15.02	No purchase exceeding the minimum purchase requirement in any contract year shall be used to offset the minimum purchase requirement for any other year. If the minimum is not met in any contract year. Novacon can exercise the right to convert Innovasive's right to sell Products in the Territory under this Agreement to a non?exclusive right and Innovasive shall no longer have the rights under Section 2.02. In the event that the reimbursement for the Products changes significantly, the parties agree to establish new mutually agreeable minimums for any contract year.

15.03	Innovasive shall not and will use commercially reasonable efforts to ensure its distributors do not actively sell, distribute or market the Products outside of the Territory or for any application other than the Specified Applications.

15.04	In consideration for the grant to Innovasive of the exclusive rights to sell and distribute the Products described in Section 15.01, Innovasive shall not sell or distribute any competing products during the term of this Agreement. Novacon agrees that it will not supply, sell, or sell through any third party the products or any product that competes with the products sold by Innovasive in its territory.

16.	Obligations Upon Termination.

16.01	Upon termination of this Agreement by Novacon or Innovasive, Innovasive will be permitted to sell through its remaining inventory.

16.02	Upon termination, Novacon may, at its option, ship to Innovasive all unused packaging paper, boxes and cases privately labeled for Innovasive. Innovasive will reimburse Novacon for the above at Novacon's cost. However, Innovasive's maximum obligation relating to the return of these materials will not, under any circumstance, exceed $10,000.

17.	Complete Agreement.  This Agreement constitutes the entire agreement between Innovasive and Novacon. No modifications of this Agreement shall be binding on either party unless made in writing and signed by both parties, and this Agreement supersedes and cancels any and all previous contracts, arrangements or understandings that may be existed or may exist between the parties, whether written or verbal. There are no understandings, representations or warranties of any such kind, expressed or implied, that are not expressly set forth herein. The language of this Agreement shall for all purposes be construed as a whole, according to its fair meaning, not strictly for or against either party, and without regard to identity or status of any person who drafted all or any part of it.

18.	Confidentiality.  Each of Novacon and Innovasive and its officers, employees, and agents (the Receiving Party) shall, during the Agreement Term and for a period of three (3) years thereafter, maintain in strictest confidence any and all confidential or proprietary information or data of the other party (the Disclosing Party) or any of the Disclosing Party's
Affiliates, or any information, data, or trade secrets of the Disclosing Party designated by the Disclosing Party orally, in writing, or via any other medium as confidential or proprietary (originals and all copies thereof, collectively, the Confidential Information). The Receiving Party shall not disclose or reveal any confidential Information of the Disclosing Party to any third party, including without limitation its own Affiliates, without the prior written consent of the Disclosing Party, and shall use such Confidential Information solely to perform its obligations under this Agreement and for no other purpose. Confidential Information shall not include any information that
(i) was lawfully known to the Receiving Party prior to the time of receipt of such information from the Disclosing Party (as evidenced by written or other recorded records); (ii) is lawfully disclosed to the Receiving Party by a third party having the right to disclose such information; (iii) is or becomes known to the public other than through the unauthorized acts or omissions of the Receiving Party or its Affiliates; (iv) was or is independently developed by the Receiving Party (as evidenced by written or other recorded records); or
(v) must be disclosed under operation of law (in which case the Receiving Party shall give reasonable Notice to the Disclosing Party so as to afford the Disclosing Party the opportunity to contest the order in whole or in part).

19.	Notices.  All notices required under this Agreement shall be sent registered mail, return receipt requested, or by other means of verified delivery, or by personal delivery, as follows:
If to Novacon:	Novacon Corporation
	             5451 Hilltop Ave.
	             Lake Elmo, MN 55042
If to:	       Innovasive Devices, Inc.
	             734 Forest Street
	             Marlboro, Massachusetts  01752
Either party may change its address for notice purposes by notifying the other party of such change of address, such notice to be as required herein. Notice is effective when actually received by the addressee or when the addressee refuses delivery.

19.	Intellectual Property Ownership; Proprietary Rights.

(a) 	Innovasive acknowledges that:

(i) the Products involve valuable patent, copyright, trade secret, trade name, trademark and other proprietary rights of Novacon;

(ii) no title to or ownership of such proprietary rights is transferred to Innovasive under this Agreement or by use of any trademark, patent or other proprietary right; and

(iii) Novacon reserves all such proprietary rights.

(b) 	Innovasive will not infringe or violate any proprietary rights described in this Section 19.

(c) 	Without limiting the generality of the foregoing, Innovasive will not register or attempt to register, directly or indirectly, within the Territory or elsewhere, any such patents, copyrights, trade names, trademarks or other proprietary rights without Novacon's express written permission.

Innovasive will immediately notify Novacon of any infringement of Novacon's proprietary rights, especially any such infringement relating to the activities of Innovative or any of its employees, agents, representatives or customers. Novacon may, at its option, and at its expense, undertake or assume control of any legal proceeding relating to such infringement. Novacon will have exclusive control over the prosecution and settlement of any such legal proceeding, and Innovasive will provide such assistance related to any such legal proceeding as Novacon may reasonably request. Also, Innovasive will assist Novacon in enforcing any settlement or order made in connection with any such legal proceeding.

20.	Trademarks and Trade Names. Novacon hereby grants Innovasive the royalty-
free right to use the trademarks and trade names identified on attached
Exhibit B (the "Novacon Trademarks") in the Territory during the term hereof solely for the purpose of identifying the Products in conjunction with Innovasive's marketing and sale of the Products under this Agreement, and solely in accordance with the Products quality and other standards issued from time to time by Novacon. Except as permitted under this paragraph, Novacon reserves all rights in the Novacon Trademarks. Innovasive shall not use the Novacon Trademarks for any purpose other than as permitted under this paragraph. Innovasive shall properly identify and accurately describe all of the Products as a product of Novacon, only as required by law. Innovasive shall not alter, remove, deface or obscure any notice of trademark, trade name, patent, copyright, proprietary right or trade secret on a Product and shall not add to a Product any other additional trademark or trade name, provided that Innovasive may use a trademark of Innovasive (the "Innovasive Trademarks") in connection with the marketing and sale of the Products.

21.	Nonwaiver. The failure of either party to insist upon or enforce strict performance of any of the provisions of this Agreement or to exercise any rights or remedies under this Agreement will not be construed as a waiver or relinquishment to any extent of such party's right to assert or rely upon any such provisions, rights or remedies in that or any other instance; rather, the same will be and remain in full force and effect.

22.	Interpretation. Section and Paragraph captions are for convenience of reference and do not alter or limit the terms of this Agreement.

23.	Counterparts. This Agreement may be signed in two or more counterparts, each of which shall be deemed an original, but all of which shall constitute but one and the same instrument.

24.	Partial Invalidity. The invalidity or unenforceability of any particular provision of this Agreement shall not effect the other provisions hereof, all of which shall remain enforceable according to their terms. Should any of the obligations hereunder be found to be illegal or unenforceable as being too broad with respect to the duration, scope or subject matter thereof, such obligations shall be deemed and construed to be reduced to the minimum duration, scope or subject matter allowed by law.

25. Exhibits. All Exhibits attached to this Agreement are incorporated herein by reference.

26.	 Force Majeure.  Neither party will be liable for, or considered to be in breach of or default under this Agreement on account of any delay or failure to perform as required by this Agreement (other than for payment under Section 8) as a result of any cause or condition beyond such party's reasonable control.
An event of force majeure beyond either party's control shall be considered, but not limited to, the following occurrences: fire, flood, tornado, earthquake, lightning, typhoon, and other natural disasters, and war, insurrection and similar military actions and political events such as trade embargos.


IN WITNESS WHEREOF, the parties hereto have executed this Agreement effective as of the date and year first written.

NOVACON PORATION

David P. Lang, President


INNOVASIVE DEVICES, INC.

Richard D. Randall, President/CEO






EXHIBIT A:  PRODUCTS

MUSCULOSKELETAL POSTOPERATIVE PAIN MANAGEMENT PUMP PRICING:


				                              SINGLE PACKED
ITEM	                         STERILE DOUBLE BAGGED   	DEMO UNIT NON-STERILE
50 ml x 1 ml/HR DIB PUMP*          	xxxxx                      xxxxxx
100 ml x 2 ml/HR DIB PUMP*         	xxxxx                      xxxxxx
150 ml x 2 ml/HR DIB PUMP*         	xxxxx                      xxxxxx

*Includes single packaged sterile-double bagged pumps including Innovasive labeling on pump & package, calibrator and hard outer shell.

Products defined for purposes of this Agreement will include improvements and enhancements to the specific products listed above and all future mechanical infusion post-op pumps.

EXHIBIT B:  TRADEMARKS

Dib

Dib-RA

Ranger