Form 10QSB
period 1996-08-31
NOVACON CORP
filed 2000-04-13
CIK 740571

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 14 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended August 31, 1996     Commission File Number 0-13187



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

                              (612) 704-9160
             (Registrant's telephone number, including area code)


The number of shares outstanding of the Registrant's Common Stock, par value $.0l, as of August 31, 1996 was 10,722,904 shares.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed b), Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                            Yes [   ]  No [X]




NOVACON CORPORATION



FINANCIAL STATEMENTS



FOR THE THREE MONTHS ENDED

AUGUST 31, 1996 AND 1995

(UNAUDITED)



NOVACON CORPORATION

INDEX TO FINANCIAL STATEMENTS

For the Three Months Ended August 31, 1996 and 1995
(Unaudited)


Balance Sheet                                                        1

Statement of Operations                                              2

Statement of Cash Flows                                              3

Selected Information                                                 4



NOVACON CORPORATION

BALANCE SHEET

August 31, 1996
(unaudited)

Assets


Current Assets

Cash                               9,148
Accounts Receivable                1,667
Inventories                       93,186
Other Current Assets               1,250

Total Current Assets             103,552

Contract Receivable              181,265
Property & Equipment              10,634

Total Assets                     297,151

Liabilities & Shareholders Equity


Current Laibilities

Notes Payable                     114,647
Accounts Payable                   32,532
Accrued Compensation
& Payroll Taxes                   120,128

Total Current Liabilities         267,307

Shareholders' Equity (Deficit)

Common Shares $.01 par value;
15,000,000 shares authorized;
10,722,904 shares issued, and
outstanding                        107,229
Paid-in Capital                  8,509,434
Accumulated Deficit             (8,586,819)

Total Shareholders' Equity
(Deficit)                           29,844

Total Liabilities & Shareholders'
Equity (Deficit)                    297,151




NOVACON CORPORATION

STATEMENT OF OPERATIONS

For the Three Months Ended August 31, 1996 and 1995
(Unaudited)


                                   1996                   1995
Net Sales $                       6,993                 12,250

Cost of goods sold                4,177                  4,744

Gross Profit                      2,816                   7,506

General & admin expenses         46,636                  36,550

Loss from operations            (43,820)                (29,044)

Miscellaneous Income                310                   5,098

Extra item-income from
debt restructuring                   0                    6,298


Net income (loss)               (43,511)                 (17,648)

Per share data:




Income (loss) per share:             .00                   .00




Income (loss) before
extra item                          .00                      .00



Extraordinary item                  .00                      .00

Net income (loss) per share         .00                      .00

Weighted average number of
shares outstanding               10,722,904                10,722,904





NOVACON CORPORATION

STATEMENT OF CASH FLOWS
For the Three Months Ended August 31, 1996 and 1995
(Unaudited)

                                                      1996             1995
Cash flows from operating activities:

Net Income (Loss)	                                  (43,511)         (17,648)
  Adjustments to reconcile net income to net
  cash used in operating activities:

     Extraordinary item                                  0            (6,298)
     Depreciation
Increase (decrease) in assets:                           0             1,486
     Accounts receivable                             13,481           (7,046)
     Inventory                                      (21,417)         (20,016)
     Other current assets                              (450)           1,143
  Increase (decrease) in liabilities:

     Accounts payable                                (1,562)          (31,328)
     Accrued liabilities                              6,458            11,155
          Net cash used in operations                (3,490)          (68,552)

Cash flows from investing activities:


  Purchase of property & equipment                     (462)            (2,806)
  Payments received on contract receivable            37,735             75,000
          Net cash provided by investing activities   37,273             72,194

Cash flows from financing activities:


  Net issuance (repayment) of notes
payable-related parties                               (25,963)           (3,175)
  Net cash used in financing activities               (25,963)           (3,175)

Increase in cash                                      (36,440)              467
Cash - beginning of period                            (45,588)              483
Cash - end of period                                    9,148               950


Supplemental disclosure of non-cash investing and financing activities:
During fiscal year 1996: The Company extinguished $36,145 of accounts payable resulting in extraordinary income of $36,145.

During fiscal year 1995: The Company retired $264,311 of notes payable, $104,287 of accrued interest, $33,557 of accounts payable through the issuance of 923,774 shares of common stock valued at $46,190, resulting in
extraordinary income of     $355, 965.


NOVACON CORPORATION

SELECTED INFORMATION
For the Three Months Ended August 31, 1996 and 1995
(Unaudited)

Note 1:   Significant Accounting Policies

Nature of Organization:
Novacon Corporation is commencing activity in the manufacture and distribution of disposable balloon pumps designed for both epidural and intravenous drug infusions for acute and chronic pain management, chemotherapy and other drug regimens. The Company has an exclusive U.S. manufacturing and marketing agreement with the Japanese developer of the proprietary technology employed in the design of these medical devices.

Basis of Presentation:
These financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and its cash flows for the three month period ended August 31, 1996 and 1995. The results for the period ended August 31, 1996 are not necessarily indicative of the results that may be expected for the year ending May 31, 1997. This report should be read in conjunction with the financial statements and notes contained in the Company's Annual Report for the year ended May 31, 1996.

Net Income per Share:
The net income per share was computed on the weighted average number of shares outstanding during the year without taking into effect outstanding options as their effect would be anti-dilutive.

Financial Condition:
As a result of a net loss of $95,229 for the fiscal year ended May 31, 1996 and a net loss of $43,511 for the three months ended August 31, 1996, the Company had a working capital deficit of $163,755 and a shareholders' equity of $297,151. Sales during the quarter ended August 31, 1996 were $6,993.

Contingencies:
The Company has been self-insured for product liability risks since March, 1986. The Company has not incurred any product liability claims since its inception.

Note 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Net
Sales for the three months ended August 31, 1996 were $6,993, reflecting a quarter-to-quarter decline in the U.S. introduction of the Company's new dibTM Drug Infusion Balloon. Sales for the same period during 1995 were $12,250. The Company is engaged in the development of an independent distributor network in the United States marketplace. Approximately 50% of the U.S. market was under distribution coverage at the end of this quarter. The Company received FDA authorization to market a rate-adjustable version of its dibTM Drug Infusion Balloon.


The net loss of $43,511 for the three months ended August 31, 1996 compares to net income of $17,648 reported for the same period last year. Net income during last year's same period was associated with sales revenue, as well as extraordinary gains from certain debt restructuring and miscellaneous income. The total gains amounted to $11,396 for the three months ended August 31, 1995.

Results of Operations - Costs & Expenses
Operating expenses for the three month period ended August 31, 1996, as compared to the same period last year, increased $10,086 to $46,636. These increases reflect sales and marketing expenses related to the U.S. introduction of the dibTM Drug Infusion Balloon.

Cost of goods sold during the quarter ended August 31, 1996 were 60% of sales, as compared to 39% of sales for the same period last year.

For the three period ended August 31, 1996, the Company did not incur any expenses for research and development. Any future modification to the current dibTM design may result in expenditures for research and development.


Liquidity and Capital Resources

The Company's cash position improved marginally during fiscal 1996. The Company had a working capital surplus of $78,553 as of May 31, 1996, compared to a working capital deficit on May 31, 1995 of $99,916. However, at August 31, 1996 the Company had a working capital deficit of $11,446.

During the three months ended August 31, 1996 the Company received a $37,735 payment from Qinming Medical, Inc., pursuant to an agreement for the sale of the Company's 49% interest in this Chinese joint venture. See note 3, Contract Receivable, in the Financial Statements of the Company's Form 10-KSB for the year ended May 31, 1996. During this period the Company had total borrowings from an officer/director in the amount of $60,000.


Legal Proceedings

During the quarter ended August 31, 1996 the Company received no claims or judgments relating to its operations.




Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVACON CORPORATION

Dated:  April 4, 2000
David P. Lang
Chairman & President