Form 10QSB
period 1996-11-30
NOVACON CORP
filed 2000-04-13
CIK 740571

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 14 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended November 30, 1996      Commission File Number 0-13187



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


The number of shares outstanding of the Registrant's Common Stock, par value $.0l, as of November 30, 1996 was 10,722,904 shares.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed b), Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                           Yes [   ]   No [X]






NOVACON CORPORATION



FINANCIAL STATEMENTS



FOR THE SIX MONTHS ENDED

November 30, 1996 AND 1995

(UNAUDITED)






NOVACON CORPORATION

INDEX TO FINANCIAL STATEMENTS

For the Six Months Ended November 30, 1996 and 1995
(Unaudited)







Balance Sheet                                                      1




Statement of Operations                                             2




Statement of Cash Flows                                             3




Selected Information                                                4







NOVACON CORPORATION

BALANCE SHEET

November 30, 1996
(unaudited)

Assets
Current Assets
Cash                                 705
Accounts Receivable               17,469
Inventories                       80,738
Other Current Assets               1,500

Total Current Assets             100,412

Contract Receivable              181,265
Property & Equipment              10,634

Total Assets                     292,311

Liabilities &
Shareholders Equity
Current Liabilities

Notes Payable                    114,647
Accounts Payable                  37,111
Accrued Compensation &
Payroll Taxes                    129,187

Total Current Liabilities         280,945

Shareholders' Equity (Deficit)

Common Shares $.01 par value;
15,000,000 shares authorized;
10,722,904 shares issued,
and outstanding                  107,229
Paid-in Capital                8,509,434
Retained Earnings             (8,543,309)

Total Shareholders'
Equity (Deficit)                  11,366

Total Liabilities &
Shareholders' Equity (Deficit)   292,311




NOVACON CORPORATION

STATEMENT OF OPERATIONS

For the Three Months Ended November 30, 1996 and 1995
(Unaudited)
                               For the Three                For the Six
                                Months Ended                Months Ended
                             1996          1995          1996          1995
Net Sales           $       24,684        31,520        31,677        39,231
Cost of goods sold          13,762        14,031        17,939        19,485
Gross Profit                10,922        17,489        13,738        19,746


General & admin expenses    31,018        55,809        77,654       106,249

Loss from operations       (20,096)      (37,320)      (63,916)      (86,503)

Miscellaneous Income         1,617           350         1,927         5,457
Extra item-income
from debt restructuring        0          17,981            0         24,279

Net income (loss)          (18,478)      (19,987)      (61,989)      (56,766)

Per share data:

Income (loss) per share:      0.00        0.00           0.00           0.00

Income (loss) before
extra item
Extraordinary item

Net income (loss)
per share                      0.00        0.00           0.00           0.00


Weighted average number
of shares outstanding     10,722,904   10,722,904      10,722,904   10,722,904



NOVACON CORPORATION

STATEMENT OF CASH FLOWS

For the Six Months Ended November 30, 1996 and 1995
(Unaudited)

                                                    1996             1995
Cash flows from operating activities:
  Net Income (Loss)	                           (61,989)        (56,766)
  Adjustments to reconcile net income to net


  cash used in operating activities:


     Extraordinary item                               0            (24,279)
     Depreciation
Increase (decrease) in assets:                        0              1,074
     Accounts receivable                           (2,320)          54,971
     Inventory                                     (9,419)         (51,756)
     Other current assets                             0             (1,790)
  Increase (decrease) in liabilities:

     Accounts payable                                2,076          (29,451)
     Accrued liabilities                            16,458           40,002


Net cash used in operations                        (55,194)         (11,229)



Cash flows from investing activities:


  Purchase of property & equipment                   (462)          (2,381)
  Payments received on contract receivable         37,735              0
Net cash provided by investing activities          37,273           (2,381)

Cash flows from financing activities:


  Net issuance (repayment) of notes
  payable-related parties                         (25,963)          10,000
Net cash provided by financing activities         (25,963)          10,000


Increase in cash                                  (44,883)           (137)
Cash - beginning of period                        (45,588)            767
Cash - end of period                                  705             630

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

NOVACON CORPORATION

SELECTED INFORMATION
For the Six Months Ended November 30, 1996 and 1995
(Unaudited)

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

Basis of Presentation:
These financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and its cash flows for the six month period ended November 30, 1996 and 1995. The results for the period ended November 30, 1996 are not necessarily indicative of the results that may be expected for the year ending May 31, 1997. This report should be read in conjunction with the financial statements and notes contained in the Company's Annual Report for the year ended May 31, 1996.

Net Income per Share:
The net income per share was computed on the weighted average number of shares outstanding during the year without taking into effect outstanding options as their effect would be anti-dilutive.

Financial Condition:
As a result of a net loss of $95,229 for the fiscal year ended May 31, 1996 and a net loss of $61,989 for the six months ended November 30, 1996, the Company had a working capital deficit of $28,224 and a shareholders' equity of $11,366. Sales during the quarter ended November 30, 1996 were $24,684.

Contingencies:
The Company has been self-insured for product liability risks since March, 1986. The Company has not incurred any product liability claims since its inception.

Note 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Net
Sales for the three month and six month periods ended November 30, 1996 were $24,684 and $31,520, respectively, reflecting the continued U.S. introduction of the Company's new dibTM Drug Infusion Balloon. Sales for the same periods during 1995 were $31,520 and $39,231, respectively. The Company is engaged in the development of an independent distributor network in the United States marketplace. Approximately 50% of the U.S. market was under distribution coverage at the end of this quarter.

The net losses of $18,478 and $61,989, respectively, for the three month and six month periods ended November 30, 1996 compares to net losses of $19,987 and $56,766, respectively, for the same periods last year. For the six months ended November 30, 1996 and 1995, miscellaneous income and extraordinary gains related to debt restructuring totalled $1,927 and $29,736, respectively.

Results of Operations - Costs & Expenses
Operating expenses for the six month period ended November 30, 1996, as compared to the same period last year, decreased $28,595 to $77,654. These decreases reflect a marketing and distribution reassessment related to the U.S. introduction of the dibTM Drug Infusion Balloon.

Cost of goods sold during the three and six month periods ended November 30, 1996 were 56% and 57% of sales, respectively, as compared to 45% and 50% sales for the same periods last year.

For the three period ended November 30, 1996, the Company did not incur any expenses for research and development. Any future modification to the current dibTM design may result in expenditures for research and development.


Liquidity and Capital Resources

The Company's cash position improved marginally during fiscal 1996. The Company had a working capital surplus of $78,553 as of May 31, 1996, compared
to a working capital deficit on May 31, 1995 of $99,916.   However, at
November 30, 1996 the Company had a working capital deficit of $28,224.

During the three months ended November 30, 1996 the Company received no payment from Qinming Medical, Inc., pursuant to an agreement for the sale of the Company's 49% interest in this Chinese joint venture. See note 3, Contract Receivable, in the Financial Statements of the Company's Form 10-KSB for the year ended May 31, 1996. During this period the Company had total borrowings from an officer/director in the amount of $60,000.


Legal Proceedings

During the quarter ended November 30, 1996 the Company received no claims or judgments relating to its operations.

Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVACON CORPORATION




Dated:  April 4, 2000
David P. Lang
Chairman & President