Form 10QSB
period 1997-02-28
NOVACON CORP
filed 2000-04-13
CIK 740571

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                      FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 14 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended February 28, 1997       Commission File Number 0-13187


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


The number of shares outstanding of the Registrant's Common Stock, par value $.0l, as of February 28, 1997 was 10,722,904 shares.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed b), Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                              Yes [   ]  No [X]





NOVACON CORPORATION



FINANCIAL STATEMENTS



FOR THE NINE MONTHS ENDED

February 28, 1997 AND 1996

(UNAUDITED)








NOVACON CORPORATION

INDEX TO FINANCIAL STATEMENTS

For the Nine Months Ended February 28, 1997 and 1996
(Unaudited)




Balance Sheet                                                    1




Statement of Operations                                           2




Statement of Cash Flows                                           3




Selected Information                                               4











NOVACON CORPORATION

BALANCE SHEET

February 28, 1997
(unaudited)
Assets


Current Assets

Cash                                     21,152
Accounts Receivable                      11,499
Inventories                              75,838
Other Current Assets                      2,250

Total Current Assets                    110,739

Contract Receivable                      31,265
Property & Equipment                     10,634

Total Assets                            152,638

Liabilities & Shareholders Equity


Current Laibilities

Accounts Payable                         36,603
Accrued Compensation & Payroll Taxes     91,759
Total Current Liabilities               128,362
Long-Term Liabilities

      Notes Payable                      47,200
      Total Long-Term Liabilities        47,200

      Total Liabilities                 175,563

Shareholders' Equity (Deficit)

Common Shares $.01 par value;
15,000,000 shares authorized;
10,722,904 shares issued,
and outstanding 107,229
Paid-in Capital                        8,509,434
Retained Earnings                     (8,543,309)
Net Income                               (96,278)

Total Shareholders'
Equity (Deficit)                         (22,924)

Total Liabilities &
Shareholders' Equity (Deficit)           152,638
NOVACON CORPORATION

STATEMENT OF OPERATIONS

For the Nine Months Ended February 28, 1997 and 1996
(Unaudited)
                                For the Three                For the Nine
                                Months Ended                 Months Ended
                            1997           1996          1997          1996
Net Sales              $   10,116          40,932       41,793        71,358
Cost of goods sold         10,016          18,196       27,955        33,156
Gross Profit                  100          22,736       13,838        38,202


General & admin expenses   34,390          43,527      112,044       141,412

Loss from operations      (34,290)        (20,791)     (98,206)     (103,210)

Miscellaneous Income          0               0          1,927         5,457
Extra item-income from
debt restructuring            0            10,866          0          40,605


Net income (loss)         (34,290)         (9,925)      (96,279)     (57,148)



Per share data:


Income (loss) per share:      0                0          (.01)          (.01)

Income (loss) before
extra item                    0                0            0               0

Extraordinary item            0                0            0               0

Net income (loss) per share 0.00             0.00         (0.01)          (0.01)



Weighted average number
of shares outstanding     10,722,904     10,722,904      10,722,904   10,722,904




NOVACON CORPORATION

STATEMENT OF CASH FLOWS

For the Nine Months Ended February 28, 1997 and 1996
(Unaudited)

                                                   1997             1996
Cash flows from operating activities:
  Net Income (Loss)	                         (96,279)         (57,148)
  Adjustments to reconcile net income to net


  cash used in operating activities:


     Extraordinary item                               0           (36,145)
     Depreciation
Increase (decrease) in assets:                        0             1,620
     Accounts receivable                            3,650          (7,672)
     Inventory                                     (4,518)         (2,392)
     Other current assets                              0               0

  Increase (decrease) in liabilities:

     Accounts payable                               (439)         (24,867)
     Accrued liabilities                          (18,963)         50,194
          Total Adjustments                       (20,270)        (19,262)
Net cash used in operations                      (116,549)        (76,410)


Cash flows from investing activities:

  Purchase of property & equipment                   (462)         (3,062)
  Payments received on contract receivable        187,735          85,000
Net cash provided by investing activities         187,273          81,893



Cash flows from financing activities:


Net issuance (repayment) of notes
payable-related parties                           (93,410)          15,000
Net cash provided by financing activities         (93,410)          15,000


Increase in cash                                  (22,686)          20,528
Cash - beginning of period                        (45,588)             483
Cash - end of period                               21,152           21,001

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

NOVACON CORPORATION

SELECTED INFORMATION
For the Six Months Ended February 28, 1997 and 1996
(Unaudited)

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

Basis of Presentation:
These financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and its cash flows for the three month period ended February 28, 1997 and 1996. The results for the period ended February 28, 1997 are not necessarily indicative of the results that may be expected for the year ending May 31, 1997. This report should be read in conjunction with the financial statements and notes contained in the Company's Annual Report for the year ended May 31, 1996.

Net Income per Share:
The net income per share was computed on the weighted average number of shares outstanding during the year without taking into effect outstanding options as their effect would be anti-dilutive.

Financial Condition:
As a result of a net loss of $95,229 for the fiscal year ended May 31, 1996 and a net loss of $96,279 for the nine months ended February 28, 1997, the Company had a working capital deficit of $17,623 and a shareholders' deficit of $22,924. Sales during the quarter ended February 28, 1997 were $10,116.

Contingencies:
The Company has been self-insured for product liability risks since March, 1986. The Company has not incurred any product liability claims since its inception.

Note 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Net
Sales for the three month and nine month periods ended February 28, 1997 were $10,116 and $41,793, respectively, reflecting the continued U.S. clinical evaluation of the Company's dibTM Drug Infusion Balloon. Sales for the same periods during 1996 were $40,932 and $71,358, respectively. The Company is engaged in the development of an independent distributor network in the United States marketplace. Approximately 50% of the U.S. market was under distribution coverage at the end of this quarter.

The net loss of $34,290 and $96,279, respectively, for the three month and nine month periods ended February 28, 1997 compares to net losses of $9,925 and $57,148, respectively, for the same periods last year. Net income during these periods was associated with sales revenue, as well as extraordinary gains from certain debt restructuring. The total gains amounted to $1,927 and $46,062 for the nine month periods ended February 28, 1997 and 1996, respectively.

Results of Operations - Costs & Expenses
Operating expenses for the three month and nine month periods ended
February 28, 1997 were $34,390 and $112,044, respectively, as compared to the same periods last year of $20,791 and $103,210, respectively.

Cost of goods sold during the three month and nine month periods ended February 28, 1997 were 99% and 67% of sales, respectively, as compared to 44% and 46% of sales, respectively, for the same periods last year.

For the nine period ended February 28, 1997, the Company did not incur any expenses for research and development. Any future modification to the current dibTM design may result in expenditures for research and development.


Liquidity and Capital Resources

The Company's cash position improved marginally during fiscal 1996. The Company had a working capital surplus of $78,553 as of May 31, 1996, compared to a working capital deficit on May 31, 1995 of $99,916. However, at February 28, 1997 the Company had a working capital deficit of $17,623.

During the three months ended February 30, 1997 the Company received a $150,000 payment from Qinming Medical, Inc., pursuant to an agreement for the sale of the Company's 49% interest in this Chinese joint venture. See note 3, Contract Receivable, in the Financial Statements of the Company's Form 10-KSB for the year ended May 31, 1996. During this period the Company also paid down total borrowings from an officer/director in the amount of $60,000.



Legal Proceedings

The Company renewed its exclusive U.S. marketing and manufacturing agreement with DIB International Company, Ltd., Tokyo, Japan, effective January 1, 1997 for a period of three years.During the quarter ended February 28, 1997 the Company received no claims or judgments relating to its operations.

Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVACON CORPORATION




Dated:  April 4, 2000
David P. Lang
Chairman & President