Form 10QSB
period 1997-08-31
NOVACON CORP
filed 2000-04-13
CIK 740571

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                              FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 14 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended August 31, 1997      Commission File Number 0-13187


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


The number of shares outstanding of the Registrant's Common Stock, par value $.0l, as of August 31, 1997 was 10,722,904 shares.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed b), Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                      Yes [  ]    No[X]





NOVACON CORPORATION



FINANCIAL STATEMENTS



FOR THE THREE MONTHS ENDED

AUGUST 31, 1997 AND 1996

(UNAUDITED)







NOVACON CORPORATION

INDEX TO FINANCIAL STATEMENTS

For the Three Months Ended August 31, 1997 and 1996
(Unaudited)




Balance Sheet                                                    1




Statement of Operations                                           2




Statement of Cash Flows                                           3




Selected Information                                              4






NOVACON CORPORATION

BALANCE SHEET

August 31, 1997
(unaudited)

Assets
Current Assets

Cash                                 3,372
Accounts Receivable                 15,997
Inventories                         95,622
Other Current Assets                   0

Total Current Assets               114,991

Contract Receivable                 28,956
Property & Equipment                 9,464

Total Assets                       153,411

Liabilities &
Shareholders Equity

Current Laibilities

Accounts Payable                    55,554
Accrued Compensation &
Payroll Taxes                      120,413
Total Current Liabilities          175,967
Long-Term Liabilities

       Notes Payable                43,700
       Total Long-Term
       Liabilities                  43,700

Total Liabilities                  219,667

Shareholders' Equity (Deficit)

Common Shares $.01 par value;
15,000,000 shares authorized;
10,722,904 shares issued,
and outstanding 107,229

Paid-in Capital                  8,509,434
Accumulated Deficit             (8,662,814)
Net Income                         (20,106)

Total Shareholders'
Equity (Deficit)                   (66,256)

Total Liabilities &
Shareholders' Equity (Deficit)     153,411




NOVACON CORPORATION

STATEMENT OF OPERATIONS

For the Three Months Ended August 31, 1997 and 1996
(Unaudited)



                                           1997            1996

Net Sales                     $           17,148           6,993

Cost of goods sold                         7,415           4,177

Gross Profit                               9,734           2,816

General & admin expenses                  29,874          46,636

Loss from operations                     (20,141)        (43,820)

Miscellaneous Income                          35             310

Extra item-income from debt
restructuring                                 0               0

Net income (loss)                        (20,106)        (43,510)

Per share data:


Income (loss) per share:                     0                0

Income (loss) before extra item              0                0

Extraordinary item                           0                0

Net income (loss) per share               (0.00)            (0.00)

Weighted average number of shares
outstanding                            10,722,904          10,722,904




NOVACON CORPORATION

STATEMENT OF CASH FLOWS

For the Three Months Ended August 31, 1997 and 1996
(Unaudited)

                                                   1997          1996
Cash flows from operating activities:
  Net Income (Loss)	                         (20,106)      (43,511)
  Adjustments to reconcile net income to net


  cash used in operating activities:


     Extraordinary item                               0              0
     Depreciation
Increase (decrease) in assets:                        0              0
     Accounts receivable                           10,001        51,216
     Inventory                                    (20,137)      (21,867)
     Other current assets                             0              0
  Increase (decrease) in liabilities:

     Accounts payable                              20,128        (1,562)
     Accrued liabilities                           16,506         6,458
          Net cash used in operations              26,498        34,245



Cash flows from investing activities:


  Purchase of property & equipment                   (91)          (462)
          Net cash provided by investing activities  (91)          (462)



Cash flows from financing activities:


  Net issuance (repayment) of notes
  payable-related parties                          (3,500)         (25,963)
          Net cash provided by
          financing activities                     (3,500)         (25,963)


Increase in cash                                    2,801          (35,690)


Cash - beginning of period                           (571)         (45,588)
Cash - end of period                                 3,372           9,148


Supplemental disclosure of non-cash investing and financing activities:
During fiscal year 1996: The Company extinguished $36,145 of accounts payable resulting in extraordinary income of $36,145.

NOVACON CORPORATION

SELECTED INFORMATION
For the Three Months Ended August 31, 1997 and 1996
(Unaudited)

Note 1:   Significant Accounting Policies

Nature of Organization:
Novacon Corporation is commencing activity in the manufacture and distribution of disposable balloon pumps designed for both epidural and intravenous drug infusions for pain management, chemotherapy and drug regimens. The Company has an exclusive U.S. manufacturing and marketing agreement with the Japanese developer of the proprietary technology employed in the design of these medical devices.

Basis of Presentation:
These financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and its cash flows for the three month period ended August 31, 1997 and 1996. The results for the period ended August 31, 1997 are not necessarily indicative of the results that may be expected for the year ending May 31, 1998. This report should be read in conjunction with the financial statements and notes contained in the Company's Annual Report for the year ended May 31, 1997.

Net Income per Share:
The net income per share was computed on the weighted average number of shares outstanding during the year without taking into effect outstanding options as their effect would be anti-dilutive.

Financial Condition:
As a result of a net loss of $132,526 for the fiscal year ended May 31, 1997 and a net loss of $20,106 for the three months ended August 31, 1997, the Company had a working capital deficit of $60,976 and a shareholders' deficit of $66,256. Sales during the quarter ended August 31, 1997 were $17,148.

Contingencies:
The Company has been self-insured for product liability risks since March, 1986. The Company has not incurred any product liability claims since its inception.


Note 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Net
Sales for the three months ended August 31, 1997 were $17,148, reflecting the continued U.S. clinical evaluation of the Company's dibTM Drug Infusion Balloon. Sales for the same period during 1996 were $6,993. The Company is engaged in the development of an independent distributor network in the United States marketplace. Approximately 50% of the U.S. market was under distribution coverage at the end of this quarter.

The net loss of $20,106 for the three months ended August 31, 1997 compares to a net loss of $43,820 reported for the same period last year. Net loss during this period was associated with sales revenue only.

Results of Operations - Costs & Expenses
Operating expenses for the three month period ended August 31, 1997, as compared to the same period last year, decreased $16,762 to $29,874. These decreases reflect a reassessment of the sales and marketing network for the dibTM Drug Infusion Balloon.

Cost of goods sold during the quarter ended August 31, 1997 were 43% of sales, as compared to 60% of sales for the same period last year.

For the three period ended August 31, 1997, the Company did not incur any expenses for research and development. Any future modification to the current dibTM design may result in expenditures for research and development.


Liquidity and Capital Resources

The Company's cash position did not improve during fiscal 1997. The Company had a working capital deficit of $55,524 as of May 31, 1997, compared to a working capital surplus on May 31, 1996 of $78,553. At August 31, 1997 the Company had a working capital deficit of $60,976.

During the three months ended August 31, 1997 the Company received no payments from Qinming Medical, Inc., pursuant to an agreement for the sale of the Company's 49% interest in this Chinese joint venture. See note 3, Contract Receivable, in the Financial Statements of the Company's Form 10-KSB for the year ended May 31, 1996. During this period the Company also had no borrowings.



Legal Proceedings

During the quarter ended August 31, 1997 the Company received no claims or judgments relating to its operations.

Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVACON CORPORATION




Dated:  April 4, 2000
David P. Lang
Chairman & President