Form 10QSB
period 1997-11-30
NOVACON CORP
filed 2000-04-13
CIK 740571

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 14 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended November 30, 1997       Commission File Number 0-13187



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


The number of shares outstanding of the Registrant's Common Stock, par value $.0l, as of November 30, 1997 was 10,722,904 shares.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed b), Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                     Yes[  ]       No[X]






NOVACON CORPORATION



FINANCIAL STATEMENTS



FOR THE SIX MONTHS ENDED

November 30, 1997 AND 1996

(UNAUDITED)






NOVACON CORPORATION

INDEX TO FINANCIAL STATEMENTS

For the Six Months Ended November 30, 1997 and 1996
(Unaudited)







Balance Sheet                                                       1




Statement of Operations                                              2




Statement of Cash Flows                                              3




Selected Information                                                 4








NOVACON CORPORATION

BALANCE SHEET

November 30, 1997
(unaudited)

Assets

Current Assets

Cash                                      20,939
Accounts Receivable                        7,920
Inventories                               88,053
Other Current Assets                           0

Total Current Assets                     116,912

Contract Receivable                            0
Property & Equipment                       9,612

Total Assets

126,525

Liabilities & Shareholders Equity

Current Liabilities

Accounts Payable                         57,994
Accrued Compensation & Payroll Taxes    140,241
Total Current Liabilities               198,235

Long Term Liabilities

Notes Payable                           32,200
Total Long Term Liabilities             32,200

Total Liabilities                      230,435

Shareholders' Equity (Deficit)

Common Shares $.01 par value;
15,000,000 shares authorized;
10,722,904 shares issued,
and outstanding                       107,229
Paid-in Capital                     8,509,434
Retained Earnings                  (8,662,814)
Net Income                            (57,758)

Total Shareholders'
Equity (Deficit)                     (103,909)

Total Liabilities &
Shareholders' Equity (Deficit)        126,525
NOVACON CORPORATION



STATEMENT OF OPERATIONS

For the Six Months Ended November 30, 1997 and 1996
(Unaudited)
                          For the Three                     For the Six
                          Months Ended                      Months Ended
                      1997          1996                 1997         1996
Net Sales      $     6,784         24,684               23,932       31,677
Cost of goods sold   8,301         13,762               15,716       17,939
Gross Profit        (1,517)        10,922                8,217       13,738


General &
admin expenses      40,238         31,018               70,112       77,654

Loss from
operations         (41,755)       (20,096)             (61,895)     (63,916)

Miscellaneous
Income               4,102          1,617                4,137        1,927
Extra item-income
from debt
restructuring           0              0                    0            0



Net income (loss)  (37,653)       (18,478)             (57,758)      (61,989)


Per share data:


Income (loss)
per share:          (0.00)          (0.00)               (0.01)        (0.01)

Income (loss)
before extra item   (0.00)           (0.00)              (0.01)        (0.01)

Extraordinary item  (0.00)           (0.00)              (0.00)        (0.00)

Net income
(loss) per share    (0.00)           (0.00)              (0.01)         (0.01)



Weighted average
number of shares
outstanding       10,722,904        10,722,904          10,722,904  10,722,904

NOVACON CORPORATION

STATEMENT OF CASH FLOWS

For the Six Months Ended November 30, 1997 and 1996
(Unaudited)

                                                1997              1996
Cash flows from operating activities:
  Net Income (Loss)	                      (57,758)          (61,989)
  Adjustments to reconcile net income to net

  cash used in operating activities:

     Extraordinary item                          0                   0
     Depreciation
Increase (decrease) in assets:                   0                   0
     Accounts receivable                       47,035             35,415
     Inventory                                (12,569)            (9,419)
     Other current assets                        0                  0
  Increase (decrease) in liabilities:


     Accounts payable                          25,916              2,076
     Accrued liabilities                       32,985             16,458
          Total Adjustments                    93,367             44,530
Net cash used in operations                    35,609            (17,459)


Cash flows from investing activities:


  Purchase of property & equipment              (240)               (462)
Net cash provided by investing activities       (240)               (462)



Cash flows from financing activities:


  Net issuance (repayment) of notes
payable-related parties                       (15,000)            (25,963)
Net cash provided by financing activities     (15,000)            (25,963)


Increase in cash                               20,369             (43,883)

Cash - beginning of period                      (571)             (45,588)
Cash - end of period                           20,939                 705

Supplemental disclosure of non-cash investing and financing activities:
During fiscal year 1996: The Company extinguished $36,145 of accounts payable resulting in extraordinary income of $36,145.

NOVACON CORPORATION

SELECTED INFORMATION
For the Six Months Ended November 30, 1997 and 1996
(Unaudited)

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

Basis of Presentation:
These financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and its cash flows for the six month period ended November 30, 1997 and 1996. The results for the period ended November 30, 1997 are not necessarily indicative of the results that may be expected for the year ending May 31, 1998. This report should be read in conjunction with the financial statements and notes contained in the Company's Annual Report for the year ended May 31, 1997.

Net Income per Share:
The net income per share was computed on the weighted average number of shares outstanding during the year without taking into effect outstanding options as their effect would be anti-dilutive.

Financial Condition:
As a result of a net loss of $132,526 for the fiscal year ended May 31, 1997 and a net loss of $57,758 for the six months ended November 30, 1997, the Company had a working capital deficit of $81,323 and a shareholders' deficit of $103,909. Sales during the quarter ended November 30, 1997 were $23,932.

Contingencies:
The Company has been self-insured for product liability risks since March, 1986. The Company has not incurred any product liability claims since its inception.

Note 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Net
Sales for the three month and six month periods ended November 30, 1997 were $6,784 and $23,932, respectively, reflecting the continued U.S. introduction of the Company's dibTM Drug Infusion Balloon. Sales for the same periods during 1996 were $24,684 and 31,677, respectively. The Company is engaged in the development of an independent distributor network in the United States marketplace. Approximately 50% of the U.S. market was under distribution coverage at the end of this quarter.

The net loss of $37,653 and $57,758, respectively, for the three month and six month period ended November 30, 1997 compares to net losses of $18,478 and $61,989, respectively, for the same period last year. Miscellaneous income during the six month period ended November 30, 1997 and 1996 was $4,137 and $1,927, respectively.

Results of Operations - Costs & Expenses
Operating expenses for the three month and six period ended November 30, 1997, was $40,238 and $70,112, respectively, as compared to $31,018 and $77,654, respectively, for the same period last year. These figures reflect sales and marketing expenses related to the U.S. introduction of the dibTM Drug Infusion Balloon.

Cost of goods sold during the three and six month period ended November 30, 1997 were 122% and 66% of sales, respectively, as compared to 56% and 57% of sales, respectively, for the same period last year.

For the three period ended November 30, 1997, the Company did not incur any expenses for research and development. Any future modification to the current dibTM design may result in expenditures for research and development.


Liquidity and Capital Resources

The Company's cash position did not improve during fiscal 1997. The Company had a working capital deficit of $55,524 as of May 31, 1997, compared to a working capital surplus on May 31, 1996 of $78,553. At November 30, 1997 the Company had a working capital deficit of $81,323.

During the three months ended November 30, 1997 the Company received the final
payment of $33,057           from Qinming Medical, Inc., pursuant to an
agreement for the sale of the Company's 49% interest in this Chinese joint venture. See note 3, Contract Receivable, in the Financial Statements of the Company's Form 10-KSB for the year ended May 31, 1997.



Legal Proceedings

During the quarter ended November 30, 1997 the Company received no claims or judgments relating to its operations.

Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVACON CORPORATION




Dated:  April 4, 2000
David P. Lang
Chairman & President