Form 10QSB
period 1998-02-28
NOVACON CORP
filed 2000-04-13
CIK 740571

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                        FORM 10-Q

                        QUARTERLY REPORT UNDER SECTION 14 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended February 28, 1998         Commission File Number 0-13187



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


The number of shares outstanding of the Registrant's Common Stock, par value $.0l, as of February 28, 1998 was 10,722,904 shares.

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

February 28, 1998 AND 1997

(UNAUDITED)





NOVACON CORPORATION

INDEX TO FINANCIAL STATEMENTS

For the Nine Months Ended February 28, 1998 and 1997
(Unaudited)







Balance Sheet                                                      1




Statement of Operations                                             2




Statement of Cash Flows                                             3




Selected Information                                                 4











NOVACON CORPORATION

BALANCE SHEET

February 28, 1998
(unaudited)
Assets

Current Assets

Cash                                     408
Accounts Receivable                    3,683
Inventories                           97,847
Other Current Assets                     900

Total Current Assets                 102,839

Contract Receivable                        0
Property & Equipment                  10,353

Total Assets                         113,191

Liabilities & Shareholders Equity

Current Laibilities

Accounts Payable                      54,129
Accrued Compensation &
Payroll Taxes                        149,080
Total Current Liabilities            203,209

Long-Term Liabilities

      Notes Payable                   34,700
      Total Long-Term Liabilities     34,700


       Total Liabilities             237,909

Shareholders' Equity (Deficit)

Common Shares $.01 par value;
15,000,000 shares authorized;
10,722,904 shares issued,
and outstanding 107,229

Paid-in Capital                    8,509,434
Retained Earnings                 (8,662,814)
Net Income                           (78,567)

Total Shareholders'
Equity (Deficit)                    (124,718)

Total Liabilities & Shareholders'
Equity (Deficit)                     113,191



NOVACON CORPORATION

STATEMENT OF OPERATIONS

For the Nine Months Ended February 28, 1998 and 1997
(Unaudited)
                                  For the Three             For the Nine
                                  Months Ended              Months Ended
                               1998         1997        1998         1997
Net Sales                $    15,686       10,116      39,618       41,793
Cost of goods sold             2,030       10,016      17,746       27,955
Gross Profit                  13,656          100      21,872       13,838


General & admin expenses      34,464       34,390     104,576      112,044

Loss from operations         (20,808)     (34,290)    (82,704)     (98,206)

Miscellaneous Income             0            0         4,137        1,927
Extra item-income from
debt restructuring               0            0           0            0


Net income (loss)            (20,808)     (34,290)     (78,567)     (96,279)



Per share data:


Income (loss) per share:       (0.00)      (0.00)        (0.01)       (0.01)

Income (loss) before
extra item                     (0.00)      (0.00)        (0.01)       (0.01)

Extraordinary item


Net income (loss) per share    (0.00)      (0.00)        (0.01)        (0.01)






Weighted average number
of shares outstanding        10,722,904   10,722,904   10,722,904   10,722,904





NOVACON CORPORATION

STATEMENT OF CASH FLOWS

For the Nine Months Ended February 28, 1998 and 1997
(Unaudited)

                                                   1998           1997
Cash flows from operating activities:
  Net Income (Loss)	                         (78,567)       (96,279)
  Adjustments to reconcile net income to net

  cash used in operating activities:

     Extraordinary item                              0               0
     Depreciation
Increase (decrease) in assets:                       0               0
     Accounts receivable                           51,272        191,385
     Inventory                                    (22,363)        (4,518)
     Other current assets                            (700)           0
  Increase (decrease) in liabilities:

     Accounts payable                              18,944           (439)
     Accrued liabilities                           44,932        (18,963)
          Total Adjustments                        92,085        167,465
Net cash used in operations                        13,518         71,186

Cash flows from investing activities:


  Purchase of property & equipment                   (980)           (462)
Net cash provided by investing activities            (980)           (462)

Cash flows from financing activities:
Net issuance (repayment) of notes
payable-related parties                            (12,500)        (93,410)
Net cash provided by investing activities          (12,500)        (93,410)


Increase in cash                                       37          (22,686)

Cash - beginning of period                            (571)        (45,588)
Cash - end of period                                   408          21,152

Supplemental disclosure of non-cash investing and financing activities:
During fiscal year 1996: The Company extinguished $36,145 of accounts payable resulting in extraordinary income of $36,145.

NOVACON CORPORATION

SELECTED INFORMATION
For the Nine Months Ended February 28, 1998 and 1997
(Unaudited)

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

Basis of Presentation:
These financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and its cash flows for the nine month period ended February 28, 1998 and 1997. The results for the period ended February 28, 1998 are not necessarily indicative of the results that may be expected for the year ending May 31, 1998. This report should be read in conjunction with the financial statements and notes contained in the Company's Annual Report for the year ended May 31, 1997.

Net Income per Share:
The net income per share was computed on the weighted average number of shares outstanding during the year without taking into effect outstanding options as their effect would be anti-dilutive.

Financial Condition:
As a result of a net loss of $132,526 for the fiscal year ended May 31, 1997 and a net loss of $78,567 for the nine months ended February 28, 1998, the Company had a working capital deficit of $100,370 and a shareholders' deficit of $124,718. Sales during the quarter ended February 28, 1998 were $15,686.

Contingencies:
The Company has been self-insured for product liability risks since March, 1986. The Company has not incurred any product liability claims since its inception.


Note 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Net
Sales for the three month and nine month period ended February 28, 1998 were $15,686 and $39,618, respectively, reflecting the continued U.S. introduction of the Company's dibTM Drug Infusion Balloon. Sales for the same periods last year were $10,116 and $41,793, respectively. The Company is engaged in the development of an independent distributor network in the United States marketplace. Approximately 50% of the U.S. market was under distribution coverage at the end of this quarter.

The net loss of $20,808 and $78,567, respectively, for the three month and
nine period ended February 28, 1998         compares to net losses of $34,290
and $96,279, respectively, for the same periods last year. Net income during these periods was associated with sales revenue, as well as miscellaneous income of $4,137 and $1,927 for the nine month periods ended February 28, 1998 and 1997, respectively.

Results of Operations - Costs & Expenses
Operating expenses for the three month and nine month period ended February 28, 1998 was $34,464 and $104,576, respectively, as compared to $34,390 and $112,044, respectively, for the same period last year. These figures reflect sales and marketing expenses related to the U.S. introduction of the dibTM
Drug Infusion Balloon.

Cost of goods sold during the three month and nine month period ended
February 28, 1998 were 13% and 45% of sales, respectively, as compared to 99% and 67% of sales for the same period last year.

For the nine period ended February 28, 1998, the Company did not incur any expenses for research and development. Any future modification to the current dibTM design may result in expenditures for research and development.


Liquidity and Capital Resources

The Company's cash position did not improve during fiscal 1997. The Company had a working capital deficit of $55,524 as of May 31, 1997, compared to a working capital surplus on May 31, 1996 of $78,553. At February 28, 1998 the Company had a working capital deficit of $100,370.

During the three months ended February 28, 1998, management began exploring funding opportunities to alleviate the critical cash shortage which is hampering sales and marketing efforts, as well as development of the Company's new RAID(tm) Rate Adjustable Infusion Device. No commitments for new sources of capital have developed to date. During this period the Company had total borrowings from an officer/director in the amount of $7,500.



Legal Proceedings

During the quarter ended February 28, 1998 the Company received no claims or judgments relating to its operations.

Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVACON CORPORATION




Dated:  April 4, 2000
David P. Lang
Chairman & President