Form 10QSB
period 1998-08-31
NOVACON CORP
filed 2000-04-13
CIK 740571

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934
             For the quarterly period ended August 31, 1998

                                     Or
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


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

The number of shares outstanding of the Registrant's Common Stock, par value $.0l, as of August 31, 1998 was 10,722,904 shares.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [   ]    No [X]






PART I.  FINANCIAL INFORMATION



Item 1. Financial Statements: Following are the financial statements (unaudited) of Novacon Corporation for the three months ended August 31, 1998 and 1997.


NOVACON CORPORATION

INDEX TO FINANCIAL STATEMENTS

For the Nine Months Ended August 31, 1998 and 1997
(Unaudited)




Balance Sheet                                     1




Statement of Operations                           2




Statement of Cash Flows                           3




Selected Information                              4










NOVACON CORPORATION

BALANCE SHEET

August 31, 1998 and 1997(unaudited)
Assets                                    1998          1997
Current Assets

Cash                                      706          3,372
Accounts Receivable                     15,408        15,997
Inventories                            109,935        95,622
Other Current Assets                     -              -

Total Current Assets                   126,049       114,991

Contract Receivable                     -             28,956
Property & Equipment                    10,827         9,464
Total Assets                           138,87        153,411

Liabilities & Shareholders Equity


Current Liabilities

Accounts Payable                       53,637         55,554
Accrued Compensation & Payroll Taxes  172,711        120,413
Total Current Liabilities             226,348        175,967

Long-Term Liabilities

  Notes Payable                        49,631         43,700
      Total Long-Term Liabilities      49,631         43,700

       Total Liabilities              275,979        219,667

Shareholders' Equity (Deficit)

Common Shares $.01 par value;
15,000,000 shares authorized;
10,722,904 shares issued,
and outstanding                       107,229          107,229
Paid-in Capital                     8,509,434        8,509,434
Retained Earnings                  (8,761,925)      (8,662,814)
Net Income                              6,159          (20,106)

Total Shareholders'
Equity (Deficit)                    (137,103)          (66,256)

Total Liabilities &
Shareholders' Equity                 138,876           153,411
(Deficit)


NOVACON CORPORATION

STATEMENT OF OPERATIONS

For the Three Months Ended August 31, 1998 and 1997
(Unaudited)

                                      For the Three
                                      Months Ended
                                    1998         1997

Net Sales                       $  13,524       17,148


Cost of goods sold (see note 1)    (8,910)       7,415


Gross Profit                       22,435        9,734


General & admin expenses           16,276       29,874

Loss from operations                6,159      (20,141)

Miscellaneous Income                  -            35


Extra item-income from
debt restructuring                    -             -

Net income (loss)                   6,159      (20,106)



Per share data:

Income (loss) per share:               0         0


Income (loss) before extra item        0         0


Extraordinary item                     0         0


Net income (loss) per share          0.00       0.00



Weighted average number of
shares outstanding               10,722,904  10,722,904





Note 1: Credit was given by a supplier for defective components in the amount of $13,986.




NOVACON CORPORATION

 STATEMENT OF CASH FLOWS

For the Three Months Ended August 31, 1998 and 1997
(Unaudited)

                                                  1998    1997
Cash flows from operating activities:
  Net Income (Loss)	                         6,159  (20,106)
  Adjustments to reconcile net income to net

  cash used in operating activities:

     Extraordinary item                             -       -
     Depreciation
Increase (decrease) in assets:                      -       -
     Accounts receivable                        (1,608)  10,001
     Inventory                                 (18,281) (20,137)
     Other current assets                         -         -
Increase (decrease) in liabilities:

     Accounts payable                            3,008   20,128
     Accrued liabilities                         2,060   16,506
          Total Adjustments                    (14,820)  26,498
Net cash used in operations                     (8,661)   6,392


Cash flows from investing activities:


  Purchase of property & equipment                  -      (91)
  Payments received on contract receivable          -        -
Net cash provided by investing activities           0      (91)



Cash flows from financing activities:

Net issuance (repayment) of notes
payable-related parties                           7,931   (3,500)
Net cash provided by financing activities         7,931   (3,500)

Net increase (decrease) in cash                     730    2,801

Cash - beginning of period                          518     (571)
Cash - end of period                                  6     3,372



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Results of Operations - Net Sales for the three month period ended August 31, 1998 were $13,524, reflecting the continued U.S. clinical evaluation of the Company's dibTM Drug Infusion Balloon. Sales for the same period during 1997 were $17,148. The Company continues to develop an independent distributor network in the United States marketplace. Approximately 50% of the U.S. market was under distribution coverage at the end of this quarter.

The net income of $6,159 for the three month period ended August 31, 1998 compares to net losses of $20141 for the same period last year.

Results of Operations - Costs & Expenses
Operating expenses for the three month period ended August 31, 1998 were $16,276, as compared to the same period last year of $29,874.

Cost of goods sold during the three month period ended August 31, 1998 was favorably impacted by a $13,986 merchandise credit during this period, as compared to 43% sales for the same period last year.

For the three month period ended August 31, 1998, the Company did not incur any expenses for research and development. Any future modification to the current dibTM design may result in expenditures for research and development.


Liquidity and Capital Resources

The Company's cash position deteriorated during fiscal 1998. The Company had a working capital deficit of $159,716 as of May 31, 1998, compared to a working capital deficit on May 31, 1997 of $55,524. However, at August 31, 1998 the Company had a working capital deficit of $100,299.

Management believes that the Company's current level of cash and cash equivalents are not sufficient to meet its needs for working capital and capital expenditures for the next twelve months. The Company's recurring losses, negative cash flow from operations and net working capital deficiency raise substantial doubt about its ability to continue as a going concern without internal restructuring and obtaining additional capital. The Company has an accumulated deficit of $8,761,925 as of August 31, 1998 and has incurred annual operating losses for the past five years. If the Company does not achieve an operating profit during fiscal 1999, it may be unable to continue in business


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Nature of Organization:
Novacon Corporation is engaged in the manufacture and distribution of disposable balloon pumps designed for both epidural and intravenous drug infusions for acute and chronic pain management, chemotherapy and other drug regimens. The Company has an exclusive U.S. manufacturing and marketing agreement with the Japanese developer of the proprietary technology employed in the design of these medical devices.

Basis of Presentation:
These financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and its cash flows for the three month period ended August 31, 1998. The results for the period ended August 31, 1998 are not necessarily indicative of the results that may be expected for the year ending May 31, 1999. This report should be read in conjunction with the financial statements and notes contained in the Company's Annual Report for the year ended May 31, 1998.

Net Income per Share:
The net income per share was computed on the weighted average number of shares outstanding during the year without taking into effect outstanding options as their effect would be anti-dilutive.

Financial Condition:
As a result of a net loss of $102,712 for the fiscal year ended May 31, 1998 and a net income of $6,159 for the three months ended August 31, 1998, the Company had a working capital deficit of $100,299 and a shareholders' deficit of $137,103. Sales during the quarter ended August 31, 1998 were $13,524.

Contingencies:
The Company has been self-insured for product liability risks since March, 1986. The Company has not incurred any product liability claims since its inception.



PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

The Company renewed a non-exclusive U.S. marketing and manufacturing agreement with DIB International Company, Ltd., Tokyo, Japan, effective September 1, 1998 for a period of four years years.

During the quarter ended August 31, 1998 the Company received no claims or judgments relating to its operations.

Item 2.  Changes in Securities and Use of Proceeds
	None

Item 3.  Defaults Upon Senior Securities
	None

Item 4.  Submission of Matters to a Vote of Security Holders
None

Item 5.  Other Information
	None

Item 6.  Exhibits and Reports on Form 8-K
	None




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



NOVACON CORPORATION



April 4, 2000
    	____________________________
Date  	David P. Lang
							President & Chairman of the Board
							Chief Financial Officer



-5-