Form 10QSB
period 1998-11-30
NOVACON CORP
filed 2000-04-13
CIK 740571

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended November 30, 1998

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

The number of shares outstanding of the Registrant's Common Stock, par value $.0l, as of November 30, 1998 was 10,722,904 shares.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                           [  ]Yes    [X] No




PART I.  FINANCIAL INFORMATION



Item 1. Financial Statements: Following are the financial statements (unaudited) of Novacon Corporation for the six months ended November 30, 1998 and 1997.


NOVACON CORPORATION

INDEX TO FINANCIAL STATEMENTS

For the Six Months Ended November 30, 1998 and 1997
(Unaudited)




Balance Sheet                                                     1




Statement of Operations                                            2




Statement of Cash Flows                                            3




Selected Information                                               4








NOVACON CORPORATION

BALANCE SHEET

November 30, 1998 and 1997
(unaudited)

Assets                                    1998        1997
Current Assets

Cash                                    12,128      20,939
Accounts Receivable                     16,305       7,920
Inventories                             90,204      88,053
Other Current Assets                     1,800       _____

Total Current Assets                   120,437     116,912


Property & Equipment                    10,853       9,612
Total Assets                           131,290     126,525

Liabilities & Shareholders Equity
Current Liabilities

Accounts Payable                        47,249     57,994
Accrued Compensation & Payroll Taxes   172,711    140,241
Total Current Liabilities              219,960    198,235

Long-Term Liabilities

      Notes Payable                     46,631     32,200
      Total Long-Term Liabilities       46,631     32,200

       Total Liabilities               266,591    230,435

Shareholders' Equity (Deficit)

Common Shares $.01 par value;
15,000,000 shares authorized;
14,650,000 shares issued,
and outstanding                        107,229     107,229
Paid-in Capital                      8,509,434   8,509,434
Retained Earnings                   (8,792,005) (8,662,814)
Net Income                             (40,040)    (57,758)

Total Shareholders' Equity (Def)      (135,301)   (103,909)

Total Liabilities &
Shareholders' Equity                   131,290     126,525
(Deficit)



NOVACON CORPORATION

STATEMENT OF OPERATIONS

For the Three Months and Six Months Ended November 30, 1998 and 1997
(Unaudited)

                              For the Three                For the Six
                            Months Ended Nov 30        Months Ended Nov 30
                           1997            1998        1997           1998
Net Sales                 6,784          32,513      23,932         46,037
Cost of goods sold        8,301          20,086      15,716         11,176*
Gross Profit             (1,517)         12,427       8,217         34,861


General & admin
expenses                 40,238          34,642      70,112         74,901

Loss from operations    (41,755)        (22,215)    (61,895)       (40,040)

Misc Income               4,102                       4,137

Net income (loss)       (37,653)        (22,215)    (57,758)       (40,040)

Per share data:


Income (loss) per share:   0               0           0              0

Income (loss) before
extra item                 0               0           0              0

Extraordinary item         0               0           0              0

Net income (loss)
per share                0.00             0.00        0.00           0.00






Weighted average
number of shares
outstanding          10,722,904      10,722,904   10,722,904      10,722,904





NOVACON CORPORATION

 STATEMENT OF CASH FLOWS

For the Six Months Ended November 30, 1998 and 1997
(Unaudited)

                                            1997          1998
Cash flows from operating activities:
  Net Income (Loss)	                      (57,758)      (40,040)
  Adjustments to reconcile net income to net


  cash used in operating activities:


     Extraordinary item                          0              0
     Depreciation
Increase (decrease) in assets:                   0              0
     Accounts receivable                       47,035        (3,330)
     Inventory                                (12,569)        1,449
     Other current assets                        0              0
  Increase (decrease) in liabilities:

     Accounts payable                          25,916         7,661
     Accrued liabilities                       32,985        48,949
          Total Adjustments                    93,367        54,729
Net cash used in operations                    35,609        14,689


Cash flows from investing activities:


  Purchase of property & equipment              (240)          0
  Payments received on contract receivable        0            0
Net cash provided by investing activities       (240)          0


Cash flows from financing activities:


Net issuance (repayment) of
notes payable-related parties                 (15,000)     (3,081)
Net cash provided by financing activities     (15,000)     (3,081)

Increase in cash                               20,369      11,417
Cash - beginning of period                       (571)       (711)
Cash - end of period                           20,939      12,127





NOVACON CORPORATION

NOTES TO FINANCIAL STATEMENTS

For the Six Months Ended November 30, 1998
(unaudited)


Basis of Presentation
The accompanying unaudited financial statements have been prepared by Novacon Corporation ("Novacon" or the "Company") pursuant to the rules and regulations of the Securities Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes the disclosures are adequate to avoid misleading information, it is suggested that these interim financial statements be read in conjunction with the Company's most recent Form 10-KSB and notes thereto for the period ended May 31, 1998. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for this interim period have been made. Operating results for the six months ended November 30, 1998 are not necessarily indicative of the results that may be expected for the year ending May 31, 1999.

Inventories
Inventories consist of:     November 30, 1997           November 30, 1998
Raw Materials                  $37,900                       $23,970
Finished Goods                 $50,153                       $66,234
                               $88,053                       $90,204

Net Loss per Share
The Company's net loss per share amounts have been computed by dividing the net loss by the weighted average number of outstanding shares of common stock. The Company has no exercisable stock options outstanding and therefore does not compute any diluted loss per share.


Item 2.  Management's Discussion and Analysis

Overview
 Novacon Corporation is engaged in the manufacture and distribution of disposable infusion balloon pumps designed for epidural, intravenous and subcutaneous drug infusions for acute and chronic pain management, chemotherapy and other drug regimens. The Company has a non-exclusive U.S. manufacturing and marketing agreement with the Japanese developer of the proprietary technology employed in the design of these medical devices.

Sales for the three month periods ended November 30, 1998 and 1997 were $32,513 and $6,784, respectively, reflecting the continued U.S. clinical evaluation of the Company's dibTM Drug Infusion Balloon. Sales for the six month periods ended November 30, 1998 and 1997 were $46,037 and $23,932, respectively. The Company is engaged in the development of an independent distributor network in the United States marketplace. Approximately 33% of the U.S. market was under distribution coverage at the end of this quarter.

The net loss was $22,215 and $37,653, respectively, for the three month periods ended November 30, 1998 and 1997. The net loss for the six month periods ended November 30, 1998 and 1997 was $40,040 and $57,758, respectively. Net operating losses for these periods were associated with sales revenue only and no extraordinary items.

Operating expenses for the three month periods ended November 30, 1998 and 1997 were $34,642 and $40,238, respectively. For the six month periods ended November 30, 1998 and 1997 operating expenses were $74,901 and $70,112, respectively.

Cost of goods sold during the three month periods ended November 30, 1998 and 1997 were $20,086 and $8,301, respectively, representing 62% and 122% of sales, respectively. For the six month periods ended November 30, 1998 and 1997, cost of goods sold was $11,176 and $15,716, respectively, representing 24% and 66% of sales, respectively. A credit for returned components valued at $13,986 was recognized during the six months ended November 30, 1998.

For the three and six month periods ended November 30, 1998 and 1997, the Company did not incur any expenses for research and development. Any future modification to the current dibTM design may result in expenditures for research and development.



Liquidity and Capital Resources

The Company's cash position deteriorated during fiscal 1998. The Company had a working capital deficit of $159,716 as of May 31, 1998, compared to a working capital deficit on May 31, 1997 of $55,524. However, at November 30, 1998 the Company had a working capital deficit of $99,523.


During the six months ended November 30, 1998 the Company had no bank borrowings and no lines of credit with any financial institutions.

Management believes that the Company's current level of cash and cash equivalents are not sufficient to meet its needs for working capital and capital expenditures for the next twelve months. The Company's recurring losses, negative cash flow from operations and net working capital deficiency raise substantial doubt about its ability to continue as a going concern without internal restructuring and obtaining additional capital. The Company has an accumulated deficit of $8,792,005 as of November 30, 1998 and has incurred annual operating losses for the past five years. If the Company does not achieve an operating profit during 1999, it may be unable to continue in business.

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Risk Factors

	Cautionary Factors That May Affect Future Results. Certain statements contained in this Quarterly Report by Novacon do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "estimate," "expect," "intend," "may," "could," "possible," "plan," "project," "will," "forecast" and similar words or expressions. Novacon's forward-looking statements generally relate to its growth strategies, financial results, product development and regulatory approval programs, and sales efforts. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. It is not possible to foresee or identify all factors affecting Novacon's forward-looking statements and investors therefore should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. Novacon undertakes no obligation to update any forward-looking statement.

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

	Substantial, Continuing Operating Losses. Novacon has incurred losses for the fiscal years ended May 31, 1998, 1997 and 1996 in the amounts of approximately $102,712, $132,526 and $95,229, respectively, and there is no assurance that substantial operating losses will not continue indefinitely. Novacon has incurred an accumulated deficit since its inception of
approximately $8,792,005 as of November 30, 1998.   Consequently, there can
be no assurance that Novacon will achieve profitable operations. In the event Novacon is unable to eliminate continuing operating losses and acquire substantial new working capital, Novacon's business operations will cease and its stockholders will lose their entire investment.

Limited Financial Resources. Novacon has only limited financial resources. Novacon's continuing business operations are dependent on the acquisition of substantial new working capital


	Working Capital Deficit. As of the quarter ended November 30, 1998, Novacon had a working capital deficit of approximately $(99,523). At that date, the company's liabilities were approximately $266,591 and exceeded its assets of approximately $131,290, yielding a shareholders' deficit of approximately $135,301. Approximately $172,711 of the company's debt represents accrued salaries payable to David P. Lang and John D. Lang.
Novacon immediately requires substantial working capital for which there is no assurance. In the event Novacon is unable to acquire substantial new working capital, Novacon's business operations will cease and its stockholders will lose their entire investment.

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

	Litigation. The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that Novacon will not become subject to patent infringement claims or litigation or interference proceedings declared by the United States Patent and Trademark Office ("USPTO") to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are both costly and time-consuming.


	Uncertainty of United States Market Acceptance of MicroVal and Fii Products. There can be no assurance that any of the MicroVal and Fii medical device products will gain any significant United States market acceptance among physicians, surgeons and health care payors, even if required FDA regulatory approvals are obtained. Novacon believes that ultimately achieving market acceptance of such products will depend heavily on the results of clinical trials and the company's ability to demonstrate, through such trials, a significant improvement in patient health using these medical devices. There can be no assurance that such clinical trials will achieve such results.

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

	Novacon expects to purchase all of its sole and limited source medical device products pursuant to purchase orders placed from time to time and may have no guaranteed supply arrangements. The inability to obtain sufficient medical device products, to obtain or develop alternative sources of supply at competitive prices and quality, or to avoid manufacturing delays could prevent Novacon from selling sufficient quantities of its medical device products to satisfy market demand, result in delays in product shipments, increase Novacon's products costs or cause an imbalance in the inventory level of certain products. Any or all of these problems could in turn result in the loss of customers, provide an opportunity for competing products to achieve greater market acceptance and otherwise adversely affect Novacon's business and financial results.


	Dependence on Non-Binding Strategic Marketing Alliances; Need to Establish Alliances. Novacon's business strategy depends in significant part on establishing successful strategic alliances with a variety of key companies within the medical device distribution industry. Among the types of alliances contemplated by Novacon's business strategy are supply arrangements with surgeons and physicians, healthcare institutions, health care maintenance organizations, and third-party reimbursement firms. Novacon expects to commence negotiating strategic alliances of this nature in the immediate future. However, there is no assurance that such relationships will be achieved, or if achieved that they produce the benefits anticipated by Novacon. Moreover, Novacon believes that establishing strategic alliances is critical to the success of its business, and there is no assurance that it will be successful in doing so. In addition, Novacon expects most of its strategic alliances will not be covered by binding contracts, contain no minimum purchase commitments and may be subject to unilateral termination by such strategic partners, and there is no assurance as to the future success or significance of such alliances, if any. Also, some strategic alliances may require Novacon to share control over its marketing programs
In order to support increased levels of sales in the future and to augment its long-term competitive position, Novacon anticipates that it will be required to make significant expenditures in sales and marketing.

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

	Novacon expects to market its products through product distributors. Novacon will grant credit to its customers, and a substantial portion of outstanding accounts receivable will be due from time to time from distributors If any one or a group of these customers' receivable balances should be deemed uncollectible, it would have a material adverse effect on Novacon's results of operations and financial condition.

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

	Novacon does not presently maintain key-man life insurance on its principal executives; however, it intends to secure such insurance during 1999. However, there is no assurance that the proceeds from such insurance, if any, would be adequate to identify and employ a successor and to compensate Novacon for the loss of such key executive.

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


Item 1.  Legal Proceedings
NONE

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