Form 10QSB
period 1999-02-28
NOVACON CORP
filed 2000-04-13
CIK 740571

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
                 For the quarterly period ended February 28, 1999

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

The number of shares outstanding of the Registrant's Common Stock, par value $.0l, as of February 28, 1999 was 10,722,904 shares.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                      [  ]Yes    [X] No









PART I.  FINANCIAL INFORMATION



Item 1. Financial Statements: Following are the financial statements (unaudited) of Novacon Corporation for the nine months ended February 28, 1999 and 1998.


NOVACON CORPORATION

INDEX TO FINANCIAL STATEMENTS

For the Nine Months Ended February 28, 1999 and 1998
(Unaudited)







Balance Sheet                                                    1




Statement of Operations                                           2




Statement of Cash Flows                                            3




Selected Information                                               4



















NOVACON CORPORATION

BALANCE SHEET

February 28, 1999 and 1998
(unaudited)

Assets
                                      1999           1998
Current Assets
Cash                                   140           408
Accounts Receivable                 13,188         3,683
Inventories                         92,355        97,847
Other Current Assets                 2,000           900

Total Current Assets               107,682        102,839

Property & Equipment                10,895         10,353

Total Assets                       118,578        113,191


Liabilities & Shareholders Equity

Current Liabilities
Accounts Payable                     48,266         54,129
Accrued Compensation &
Payroll Taxes                       247,711        149,080
Total Current Liabilities           295,977        203,209

Long-Term Liabilities

      Notes Payable                  44,181         34,700
      Total Long-Term Liabilities    44,181         34,700

       Total Liabilities            340,159        237,909

Shareholders' Equity (Deficit)

Common Shares $.01 par value;
15,000,000 shares authorized;
14,650,000 shares issued,
and outstanding                      107,229        107,229
Paid-in Capital                    8,509,434      8,509,434
Retained Earnings                 (8,761,926)    (8,662,814)
Net Income (loss)                    (76,318)       (78,567)

Total Shareholders' Equity (Def)    (221,581)      (124,718)

Total Liabilities &
Shareholders' Equity                  118,578        113,191
(Deficit)




NOVACON CORPORATION

STATEMENT OF OPERATIONS

For the Three Months and Nine Months Ended February 28, 1999 and 1998
(Unaudited)

                                 For the Three                For the Nine
                               Months Ended Feb 28        Months Ended Feb 28
                             1999              1998     1999             1998
Net Sales                  10,070            15,686    56,107           39,618
Cost of goods sold          3,893             2,030    15,068           17,746
Gross Profit                6,177            13,656    41,039           21,872


General & admin expenses   40,424            34,464    117,357         104,576

Loss from operations      (34,247)          (20,808)   (76,318)        (82,704)

Misc Income                ---                ---         ---            4,137

Net income (loss)         (34,247)          (20,808)    (76,318)       (78,567)

Per share data:

Income (loss) per share:     0                   0           0              0

Income (loss)
before extra item            0                   0           0              0

Extraordinary item           0                   0           0              0

Net income (loss) per share 0.00              0.00         0.00           0.00



Weighted average number
 of shares outstanding   10,722,904         10,722,904   10,722,904  10,722,904



NOVACON CORPORATION

 STATEMENT OF CASH FLOWS

For the Nine Months Ended February 28, 1999 and 1998
(Unaudited)

                                                    1999         1998
Cash flows from operating activities:
  Net Income (Loss)	                               (76,318)     (78,567)
  Adjustments to reconcile net income to net

  cash used in operating activities:

     Extraordinary item                               0             0
     Depreciation
Increase (decrease) in assets:                        0             0
     Accounts receivable                              612         51,272
     Inventory                                       (701)       (22,363)
     Other current assets                              0            (700)
  Increase (decrease) in liabilities:

     Accounts payable                                 746         18,944
     Accrued liabilities                            73,951        44,932
          Total Adjustments                         74,608        92,085
Net cash used in operations                         (1,710)       13,518

Cash flows from investing activities:

  Purchase of property & equipment                     (43)         (980)
  Payments received on contract receivable               0            0
Net cash provided by investing activities              (43)         (980)

Cash flows from financing activities:

Net issuance (repayment) of notes
payable-related parties                               2,481       (12,500)
Net cash provided by financing activities             2,481       (12,500)

Increase in cash                                        729            37
Cash - beginning of period                             (711)         (571)
Cash - end of period                                    140           408



NOVACON CORPORATION

NOTES TO FINANCIAL STATEMENTS

For the Nine Months Ended February 28, 1999
(unaudited)


Basis of Presentation
The accompanying unaudited financial statements have been prepared by Novacon Corporation ("Novacon" or the "Company") pursuant to the rules and regulations of the Securities Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes the disclosures are adequate to avoid misleading information, it is suggested that these interim financial statements be read in conjunction with the Company's most recent Form 10-KSB and notes thereto for the period ended May 31, 1998.
In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for this interim period have been made. Operating results for the nine months ended February 28, 1999 are not necessarily indicative of the results that may be expected for the year ending May 31, 1999.

Inventories
Inventories consist of:     February 28, 1999           February 28, 1998
Raw Materials                   $29,667                       $30,500
Finished Goods                  $62,688                       $67,347
                                $92,355                       $97,847

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

Sales for the three month period ended February 28, 1999 and 1998 were $10,070 and $15,686, respectively, reflecting the continued U.S. clinical evaluation of the Company's dibTM Drug Infusion Balloon. Sales for the nine month periods ended February 28, 1999 and 1998 were $56,107 and $39,618, respectively. The Company is engaged in the development of an independent distributor network in the United States marketplace. Approximately 33% of the U.S. market was under distribution coverage at the end of this quarter.

The net loss was $34,247 and $20,808, respectively, for the three month periods ended February 28, 1999 and 1998. The net loss for the nine month periods ended February 28, 1999 and 1998 was $76,318 and $82,704, respectively. Net operating losses for these periods were associated with sales revenue only and no extraordinary items.

Operating expenses for the three month periods ended February 28, 1999 and 1998 were $40,424 and $34,464, respectively. For the nine month periods ended February 28, 1999 and 1998 operating expenses were $117,357 and $104,576, respectively.

Cost of goods sold during the three month periods ended February 28, 1999 and 1998 were $3,893 and $2,030, respectively, representing 39% and 13% of sales, respectively. For the nine month periods ended February 28, 1999 and 1998, cost of goods sold was $15,068 and $17,746, respectively, representing 27% and 45% of sales, respectively. A credit for returned components valued at $13,986 was recognized during the six months ended November 30, 1998.

For the three and nine month periods ended February 28, 1999 and 1998, the Company did not incur any expenses for research and development. Any future modification to the current dibTM design may result in expenditures for research and development.



Liquidity and Capital Resources

The Company's cash position deteriorated during fiscal 1998. The Company had a working capital deficit of $159,716 as of May 31, 1998, compared to a working capital deficit on May 31, 1997 of $55,524. However, at February 28, 1999 the Company had a working capital deficit of $188,295.


During the nine months ended February 28, 1999 the Company had no bank borrowings and no lines of credit with any financial institutions.

Management believes that the Company's current level of cash and cash equivalents are not sufficient to meet its needs for working capital and capital expenditures for the next twelve months. The Company's recurring losses, negative cash flow from operations and net working capital deficiency raise substantial doubt about its ability to continue as a going concern without internal restructuring and obtaining additional capital. The Company has an accumulated deficit of $8,761,926 as of February 28, 1999 and has incurred annual operating losses for the past five years. If the Company does not achieve an operating profit during 2000, it may be unable to continue in business.

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

	Substantial, Continuing Operating Losses. Novacon has incurred losses for the fiscal years ended May 31, 1998, 1997 and 1996 in the amounts of approximately $102,712, $132,526 and $95,229, respectively, and there is no assurance that substantial operating losses will not continue indefinitely. Novacon has incurred an accumulated deficit since its inception of
approximately $8,761,926 as of February 28, 1999.   Consequently, there can
be no assurance that Novacon will achieve profitable operations. In the event Novacon is unable to eliminate continuing operating losses and acquire substantial new working capital, Novacon's business operations will cease and its stockholders will lose their entire investment.

Limited Financial Resources. Novacon has only limited financial resources. Novacon's continuing business operations are dependent on the acquisition of substantial new working capital


	Working Capital Deficit. As of the quarter ended February 28, 1999, Novacon had a working capital deficit of approximately $(188,295). At that date, the company's liabilities were approximately $340,159 and exceeded its assets of approximately $118,578, yielding a shareholders' deficit of approximately $221,581. Approximately $247,711 of the company's debt represents accrued salaries payable to David P. Lang and John D. Lang.
Novacon immediately requires substantial working capital for which there is no assurance. In the event Novacon is unable to acquire substantial new working capital, Novacon's business operations will cease and its stockholders will lose their entire investment.

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