Form 10QSB
period 1999-08-31
NOVACON CORP
filed 2000-04-13
CIK 740571

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549



                               FORM 10-QSB



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                  For the quarterly period ended August 31, 1999
                                   Or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

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

The number of shares outstanding of the Registrant's Common Stock, par value $.0l, as of August 31, 1999 was 10,722,904 shares.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                [   ] Yes    [X] No




PART I.  FINANCIAL INFORMATION



Item 1. Financial Statements: Following are the financial statements (unaudited) of Novacon Corporation for the three months ended August 31, 1999 and 1998.


NOVACON CORPORATION

INDEX TO FINANCIAL STATEMENTS

For the Nine Months Ended August 31, 1999 and 1998
(Unaudited)







Balance Sheet                                                   1




Statement of Operations                                          2




Statement of Cash Flows                                          3




Notes to Financial Statements (unaudited)                        4







NOVACON CORPORATION

BALANCE SHEET

August 31, 1999 and 1998
(unaudited)
Assets
                                             1999       1998
Current Assets

Cash                                         2,412       706
Accounts Receivable                            800    15,408
Inventories                                 92,887   109,935
Prepaid Inventory                           19,248
Other Current Assets                         3,040

Total Current Assets                        118,387  126,049


Property & Equipment                         10,895   10,828

Total Assets                                129,282   136,877

Liabilities & Shareholders Equity


Current Liabilities

Accounts Payable                              17,902   53,637
Accrued Compensation & Payroll Taxes         302,711  172,711
Total Current Liabilities                    320,613  226,348
Long-Term Liabilities

      Notes Payable                           98,341   49,631
      Total Long-Term Liabilities             98,341   49,631

       Total Liabilities                     418,954  275,979

Shareholders' Equity (Deficit)

Common Shares $.01 par value;
15,000,000 shares authorized;
10,722,904 shares issued,
and outstanding
Common stock                               107,229       07,229
Paid-in Capital                           8,509,434   8,509,434
Retained Earnings                        (8,866,092) (8,765,526)
Net Income                                  (34,618)      6,159

Total Shareholders' Equity (Deficit)       (278,526)   (137,103)

Total Liabilities & Shareholders' Equity     140,428    136,877
(Deficit)






NOVACON CORPORATION

STATEMENT OF OPERATIONS

For the Three Months Ended August 31, 1999 and 1998
(Unaudited)

                                        For the Three
                                        Months Ended
                                     1999          1998

Net Sales                       $   29,140        13,524

Cost of goods sold                   9,997        (8,910)*

Gross Profit                        19,143        22,435

General & admin expenses            58,263        16,276

Loss from operations               (34,619)        6,159

Net income (loss)                  (39,119)        6,159

Per share data:


Income (loss) per share:              0              0

Income (loss) before extra item       0              0

Extraordinary item                    0              0

Net income (loss) per share        0.00           0.00


Weighted average number of
shares outstanding              10,722,904     10,722,904






NOVACON CORPORATION

STATEMENT OF CASH FLOWS

For the Three Months Ended August 31, 1999 and 1998
(Unaudited)

                                                   1999        1998
Cash flows from operating activities:
  Net Income (Loss)	                        (96,279)      6,159
  Adjustments to reconcile net income to net

  cash used in operating activities:


     Extraordinary item                             0            0

     Depreciation
Increase (decrease) in assets:

     Accounts receivable                          3,650       (1,608)
     Inventory                                   (4,518)     (18,281)
     Other current assets                            0            0

  Increase (decrease) in liabilities:


     Accounts payable                              (439)        3,008
     Accrued liabilities                        (18,963)        2,060
          Total Adjustments                     (20,270)      (14,820)
Net cash used in operations                    (116,549)       (8,661)



Cash flows from investing activities:


  Purchase of property & equipment                 (462)           -
  Payments received on contract receivable      187,735            -
Net cash provided by investing activities       187,273            0


Cash flows from financing activities:


Net issuance (repayment) of notes
payable-related parties                         (93,410)         7,931
Net cash provided by financing activities       (93,410)         7,931

Increase in cash                                (22,686)           730
Cash - beginning of period                      (45,588)           518
Cash - end of period                             21,152              6



NOVACON CORPORATION

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended August 31, 1999
(unaudited)


Basis of Presentation
The accompanying unaudited financial statements have been prepared by Novacon Corporation ("Novacon" or the "Company") pursuant to the rules and regulations of the Securities Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes the disclosures are adequate to avoid misleading information, it is suggested that these interim financial statements be read in conjunction with the Company's most recent Form 10-KSB and notes thereto for the period ended May 31, 1999.
In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for this interim period have been made. Operating results for the three months ended August 31, 1999 are not necessarily indicative of the results that may be expected for the year ending May 31, 2000.

Inventories
Inventories consist of:            August 31, 1999         August 31, 1998
Raw Materials                      $ 56,312                $23,971
Finished Goods                     $ 55,824                $85,964
                                   $112,136                $109,935

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

During June, 1999 Novacon entered into an exclusive three year Supply Agreement with Innovasive Devices, Inc. to furnish its elastomeric infusion pumps for Innovasive Device's post-operative Freedom(tm) Infusion System in the North, Central and South American markets. The agreement is annually renewable after its initial term. It requires Innovasive Devices to purchase a minimum of 10,000 infusion pumps in the first contract year, and annually thereafter an increasing minimum number not less than 110 percent of the prior year's sales. Innovasive Devices develops, manufactures and markets medical devices for orthopedic and sports medicine surgery.

Sales for the three month period ended August 31, 1999 and 1998 were $29,140 and $13,524, respectively, reflecting the continued U.S. clinical evaluation of the Company's dibTM Drug Infusion Balloon. The Company is engaged in the development of an independent distributor network in the United States marketplace. Approximately 33% of the U.S. market was under distribution coverage at the end of this quarter.

The net loss was $34,619 and net income was $6,159, respectively, for the three month period ended August 31, 1999 and 1998. Net operating results for these periods were associated with sales revenue only and no extraordinary items.

Operating expenses for the three month period ended August 31, 1999 and 1998 were $58,262 and $16,276, respectively.

Cost of goods sold during the three month period ended August 31, 1999 and 1998 were $9,997 and $(8,910), respectively, representing 34% of sales for the period ended 1999. A merchandise credit of approximately $13,000 was taken during the quarter ended August 31, 1998.

For the three month period ended August 31, 1999 and 1998, the Company did not incur any expenses for research and development. Any future modification to the current dibTM design may result in expenditures for research and development.


Liquidity and Capital Resources
The Company's cash position did not improve during fiscal 1999. The Company had a working capital deficit of $260,324 as of May 31, 1999, compared to a working capital deficit on May 31, 1998 of $159,716. At August 31, 1999 the Company had a working capital deficit of $293,683. As of August 31, 1999 the Company had $2,412 in cash, compared to $1,282 at May 31, 1999.

During the three months ended August 31, 1999 the Company received $75,000 from a director through an unsecured promissory note. The Company has no bank borrowings and no lines of credit with any financial institutions.

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

	Substantial, Continuing Operating Losses. Novacon has incurred losses for the fiscal years ended May 31, 1999, 1998 and 1997 in the amounts of approximately $100,566, $102,712, and $132,526, respectively, and there is no assurance that substantial operating losses will not continue indefinitely. Novacon has incurred an accumulated deficit since its inception of
approximately $8,866,556 as of August 31, 1999.   Consequently, there can be
no assurance that Novacon will achieve profitable operations. In the event Novacon is unable to eliminate continuing operating losses and acquire substantial new working capital, Novacon's business operations will cease and its stockholders will lose their entire investment.

Limited Financial Resources. Novacon has only limited financial resources. Novacon's continuing business operations are dependent on the acquisition of substantial new working capital


	Working Capital Deficit. As of the quarter ended August 31, 1999, Novacon had a working capital deficit of approximately $(191,080). At that date, the company's liabilities were approximately $418,954 and exceeded its assets of approximately $140,428, yielding a shareholders' deficit of approximately $278,526. Approximately $302,711 of the company's debt represents accrued salaries payable to David P. Lang and John D. Lang. Novacon immediately requires substantial working capital for which there is no assurance. In the event Novacon is unable to acquire substantial new working capital, Novacon's business operations will cease and its stockholders will lose their entire investment.

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


PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
Pending Patent Litigation. On July 23, 1999, Novacon was served with a complaint filed in the United States District Court, Central District of California, Santa Ana, California, by I-Flow Corporation alleging various causes of action for patent interference against Novacon with respect to its elastomeric infusion pump technology. Novacon has taken the position that the California court lacked jurisdiction, elected not to appear, and intends to commence patent interference litigation against I-Flow Corporation in Minnesota. During the interim, I-Flow Corporation filed for a default judgment against Novacon on October 10, 1999, which Novacon believes is unenforceable. Novacon believes that it has meritorious defenses to the claims asserted by I-Flow Corporation, including patent infringement by I-Flow Corporation. Novacon intends to prosecute its claim against I-Flow Corporation and defend against enforcement of the default judgment. Novacon believes that such proceedings would likely have a material adverse effect on its business or financial condition if it cannot successfully overturn the default judgment and prosecute its claims against I-Flow Corporation. As of August 31, 1999 no default judgment has been issued against Novacon.


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