Form 10QSB
period 2000-02-29
NOVACON CORP
filed 2000-04-13
CIK 740571

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
               For the quarterly period ended February 29,  2000

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

The number of shares outstanding of the Registrant's Common Stock, par value $.0l, as of February 29, 2000 was 14,650,000 shares.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                            [  ]Yes    [X] No









PART I.  FINANCIAL INFORMATION



Item 1. Financial Statements: Following are the financial statements (unaudited) of Novacon Corporation for the nine months ended February 29, 2000 and 1999.


NOVACON CORPORATION

INDEX TO FINANCIAL STATEMENTS

For the Nine Months Ended February 29, 2000 and 1999
(Unaudited)






Balance Sheet                                              1




Statement of Operations                                     2




Statement of Cash Flows                                     3




Selected Information                                        4








NOVACON CORPORATION

BALANCE SHEET

February 29, 2000 and 1999
(unaudited)
Assets

                                            2000           1999
Current Assets

Cash                                         140           (541)
Accounts Receivable                       13,188           3,004
Inventories                               92,355         122,533
Other Current Assets                       2,000           3,840

Total Current Assets                     107,682         128,836


Property & Equipment                      10,895          11,555
Total Assets                             118,578         140,391

Liabilities & Shareholders Equity

Current Liabilities

Accounts Payable                          48,266           3,329
Accrued Compensation & Payroll Taxes     247,711         362,711
Total Current Liabilities                295,977         366,040

Long-Term Liabilities

      Notes Payable                       44,181         116,919
      Total Long-Term Liabilities         44,181         116,919

       Total Liabilities                 340,159         482,959

Shareholders' Equity (Deficit)

Common Shares $.01 par value;
15,000,000 shares authorized;
14,650,000 shares issued,
and outstanding                             107,229         146,500
Paid-in Capital                           8,509,434       8,509,434
Retained Earnings                        (8,765,526)     (8,866,092)
Net Income (loss)                           (76,318)        (92,675)

Total Shareholders' Equity (Def)           (221,581)       (342,568)

Total Liabilities & Shareholders' Equity    118,578         140,391
(Deficit)




                       NOVACON CORPORATION

                     STATEMENT OF OPERATIONS

For the Three Months and Nine Months Ended February 29, 2000 and 1999
                          (Unaudited)

                             For the Three                For the Nine
                          Months Ended Feb 28          Months Ended Feb 28
                            1999       2000           1999          2000

Net Sales                  10,070     22,352         56,107        76,600
Cost of goods sold          3,893     11,704         15,068        28,287
Gross Profit                6,177     10,648         41,039        48,313

General & admin expenses   40,424     40,904        117,357       140,989

Loss from operations      (34,247)   (30,255)       (76,318)      (92,675)

Misc Income

Net income (loss)         (34,247)   (30,255)        (76,318)     (92,675)


Per share data:
Income (loss) per share:     0          0               0            0

Income (loss) before
extra item                   0          0               0            0

Extraordinary item           0          0               0            0

Net income (loss) per share 0.00       0.00            0.00         0.00

Weighted average number
of shares outstanding   10,722,904  14,650,000      10,722,904   14,650,000







                          NOVACON CORPORATION

                        STATEMENT OF CASH FLOWS

          For the Nine Months Ended February 29, 2000 and 1999
                             (Unaudited)

                                                    1999           2000
Cash flows from operating activities:
  Net Income (Loss)	                              (76,318)       (92,675)
  Adjustments to reconcile net income to net
  cash used in operating activities:
     Extraordinary item                                 0              0
     Depreciation
Increase (decrease) in assets:                          0              0
     Accounts receivable                              612          5,722
     Inventory                                       (701)       (38,597)
     Other current assets                               0              0
Increase (decrease) in liabilities:
     Accounts payable                                 746        (17,675)
     Accrued liabilities                           73,951         77,600
          Total Adjustments                        74,608         27,048
Net cash used in operations                        (1,710)       (65,627)

Cash flows from investing activities:
     Purchase of property & equipment                 (43)          (660)
     Payments received on contract receivable           0              0
Net cash provided by investing activities             (43)          (660)

Cash flows from financing activities:
     Net issuance (repayment) of notes
     payable-related parties                        2,481        (67,603)
Net cash provided by financing activities           2,481        (67,603)


Increase in cash                                      729            216
Cash - beginning of period                           (711)           758
Cash - end of period                                  140            542







                         NOVACON CORPORATION

                    NOTES TO FINANCIAL STATEMENTS

             For the Nine Months Ended February 28, 2000
                            (unaudited)


Basis of Presentation
The accompanying unaudited financial statements have been prepared by Novacon Corporation ("Novacon" or the "Company") pursuant to the rules and regulations of the Securities Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes the disclosures are adequate to avoid misleading information, it is suggested that these interim financial statements be read in conjunction with the Company's most recent Form 10-KSB and notes thereto for the period ended May 31, 1999. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for this interim period have been made. Operating results for the nine months ended February 29, 2000 are not necessarily indicative of the results that may be expected for the year ending May 31, 2000.

Inventories
Inventories consist of:     February 28, 1999           February 29, 2000
Raw Materials                   $29,667                      $39,300
Finished Goods                  $62,688                      $83,233
                                $92,355                     $122,533

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

Sales for the three month period ended February 29, 2000 and 1999 were $22,352 and $10,070, respectively, reflecting the continued U.S. clinical evaluation of the Company's dibTM Drug Infusion Balloon. Sales for the nine month periods ended February 29, 2000 and 1999 were $76,600 and $56,107, respectively. The Company is engaged in the development of an independent distributor network in the United States marketplace. Approximately 33% of the U.S. market was under distribution coverage at the end of this quarter.

The net loss was $30,255 and $34,247, respectively, for the three month periods ended February 29, 2000 and 1999. The net loss for the nine month periods ended February 29, 2000 and 1999 was $92,675 and $76,318, respectively. Net operating losses for these periods were associated with sales revenue only and no extraordinary items.

Operating expenses for the three month periods ended February 29, 2000 and 1999 were $40,904 and $40,424, respectively. For the nine month periods ended February 29, 2000 and 1999 operating expenses were $140,989 and $117,357, respectively.

Cost of goods sold during the three month periods ended February 29, 2000 and 1999 were $11,704 and $3,893, respectively, representing 52% and 39% of sales, respectively. For the nine month periods ended February 29, 2000 and 1999, cost of goods sold was $28,287 and $15,068, respectively, representing 37% and 27% of sales, respectively.

For the three and nine month periods ended February 29, 2000 and 1999, the Company did not incur any expenses for research and development. Any future modification to the current dibTM design may result in expenditures for research and development.

Liquidity and Capital Resources

The Company's cash position did not improve during fiscal 1999. The Company had a working capital deficit of $249,429 as of May 31, 1999, compared to a working capital deficit on May 31, 1998 of $118,016. At February 29, 2000 the Company had a working capital deficit of $237,204. As of February 29, 2000 the Company had negative cash ($541), compared to $1,282 at May 31, 1999.

During the nine months ended February 29, 2000 the Company borrowed $75,000 from a director on a long term note payable. The Company has no bank borrowings and no lines of credit with any financial institutions.

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


 .

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

	Substantial, Continuing Operating Losses. Novacon has incurred losses for the fiscal years ended May 31, 1999, 1998 and 1997 in the amounts of approximately $100,566, $102,712, and $132,526, respectively, and there is no assurance that substantial operating losses will not continue indefinitely. Novacon has incurred an accumulated deficit since its inception of approximately $8,958,767 as of February 28, 1999.
Consequently, there can be no assurance that Novacon will achieve profitable operations. In the event Novacon is unable to eliminate continuing operating losses and acquire substantial new working capital, Novacon's business operations will cease and its stockholders will lose their entire investment.

Limited Financial Resources. Novacon has only limited financial resources. Novacon's continuing business operations are dependent on the acquisition of substantial new working capital


	Working Capital Deficit. As of the quarter ended February 29, 2000, Novacon had a working capital deficit of approximately $(237,204). At that date, the company's total liabilities were approximately $482,959 and exceeded its total assets of approximately $140,391, yielding a shareholders' deficit of approximately $342,568. Approximately $362,711 of the company's debt represents accrued salaries payable to David P. Lang and John D. Lang. Novacon immediately requires substantial working capital for which there is no assurance. In the event Novacon is unable to acquire substantial new working capital, Novacon's business operations will cease and its stockholders will lose their entire investment.

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

     	In the United States, the Food and Drug Administration (the "FDA"), among other governmental agencies, is responsible for regulating the introduction of new medical devices, including laboratory and manufacturing practices, labeling and recordkeeping for medical devices, and review of manufacturers' required reports of adverse experience to identify potential problems with marketed medical devices. The FDA can ban certain medical devices, detain or seize adulterated or misbranded medical devices, order repair, replacement, or refund of such devices, and require notification of health professionals and others with regard to medical devices that present unreasonable risks of substantial harm to the public health. The FDA may also enjoin and restrain certain violations of the Food, Drug and Cosmetic Act and the Safe Medical Devices Act pertaining to medical devices, or initiate action for criminal prosecution of such violations. Moreover, the FDA administers certain controls over the export of such devices from the United States. All of the medical devices that Novacon markets, or expects to market are in a
     	Medical device laws are also in effect in many of the countries in which Novacon will do business outside the United States. These range from comprehensive device approval requirements for some or all of Novacon's medical device products to requests for product data or certifications. The number and scope of these requirements are increasing.

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


	Uncertainty of United States Market Acceptance. There can be no assurance that any of the medical device products will gain any significant United States market acceptance among physicians, surgeons and health care payors, even if required FDA regulatory approvals are obtained. Novacon believes that ultimately achieving market acceptance of such products will depend heavily on the results of clinical trials and the company's ability to demonstrate, through such trials, a significant improvement in patient health using these medical devices. There can be no assurance that such clinical trials will achieve such results.

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




PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
Pending Patent Litigation. On July 23, 1999, Novacon was served with a complaint filed in the United States District Court, Central District of California, Santa Ana, California, by I-Flow Corporation alleging various causes of action for patent interference against Novacon with respect to its elastomeric infusion pump technology. Novacon has taken the position that the California court lacked jurisdiction, elected not to appear, and intends to commence patent interference litigation against I-Flow Corporation in Minnesota. During the interim, I-Flow Corporation petitioned the court for a default judgment against Novacon on October 10, 1999, which if granted, Novacon believes is unenforceable. Novacon believes that it has meritorious defenses to the claims asserted by I-Flow Corporation, including patent infringement by I-Flow Corporation. Novacon believes that such proceedings would likely have a material adverse effect on its business or financial condition if it cannot successfully overturn the default judgment and prosecute its claims against I-Flow Corporation.
On February 14, 2000, the above United States District Court granted
I-Flow Corporation, through a default judgment, a permanent injunction restraining Novacon Corporation from importing, manufacturing and selling its Dib(tm) Drug Infusion Balloon in the United States. I-Flow Corporation claimed the Dib(tm) infusion pump design violated its patents and was awarded damages, legal fees and costs in amounts to be determined. Novacon denies the Dib(tm) design infringes any I-Flow patents and regards this legal action as strictly anti-competitive. However, the Company was financially unable to respond to this lawsuit in California and therefore I-Flow was granted a default judgment. If the default judgment is not successfully overturned, Novacon will be forced to immediately cease its infusion pump business.


Item 2.  Changes in Securities and Use of Proceeds
            NONE

Item 3.  Defaults Upon Senior Securities
            Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
            NONE

Item 5.  Other Information
On March 16, 2000 the Company was notified by Mitek Products, a Johnson & Johnson Company subsidiary, that it terminated the three year Supply Agreement entered into between Novacon Corporation and Innovasive Devices, Inc. in June, 1999. Johnson & Johnson, through its Mitek Products subsidiary, closed on the acquisition of Innovasive Devices, Inc. on February 10, 2000.
In view of the default judgment granted I-Flow Corporation (see Item 1. Legal Proceedings) and the termination of its Supply Agreement with Innovasive Devices, Inc., Novacon and Santerra Medical Technology, Inc. are reconsidering the January, 2000 Letter of Intent (see Form 10-QSB for the period ended November 30, 1999) announcing the acquisition of Santerra by Novacon Corporation. No final decision on this matter has been taken.

Item 6.  Exhibits and Reports on Form 8-K
             Press Release dated February 16, 2000:  "Novacon Defaults in
                                                      Patent Litigation..."
	 Press Release dated March 23, 2000:  "Novacon Supply Agreement
                                           Terminated by Johnson & Johnson"




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



NOVACON CORPORATION



April 10, 2000				   ____________________________
Date						          David P. Lang
         					      President & Chairman of the Board
					             		Chief Financial Officer