Form 10KSB
period 1996-05-31
NOVACON CORP
filed 2000-04-14
CIK 740571

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X] 	ANNUAL REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT
OF 1934 [Fee Required]
                 For the fiscal year ended May 31, 1996

[ ] 	TRANSITION REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
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

Check whether the issuer(1)has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No[X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the fiscal year ended May 31, 1996 were $77,083.

     As of May 31, 1996, 10,722,904 shares of the issuer's Common Stock were deemed outstanding, and the aggregate market value of the Common Stock of the issuer (based upon the average of the closing bid and asked prices of the Common Stock at that date), excluding outstanding shares beneficially owned by the directors and executive officers was approximately $96,732.



DOCUMENTS INCORPORATED BY REFERENCE:
 Portions of the following document are incorporated herein by reference:

Part III -- The Registrant's Information Statement for its 1996 Annual Meeting (the "1996 Statement") to the extent specific sections are referred to herein.

                      Exhibit Index is located at page 35

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]



                                     PART I

     This Annual Report on Form 10-KSB contains statements that are forward-looking, including statements relating to anticipated operating results, growth, financial resources, the development of new markets, the development, regulatory approval, manufacture, distribution, and commercial acceptance of new products and new applications for Novacon's existing product lines. Investors are cautioned that, although Novacon believes that its expectations are based on reasonable assumptions, forward-looking statements involve risks and uncertainties which may affect Novacon's business and prospects, including changes in economic and market conditions, acceptance of Novacon's products by the health care and reimbursement communities, health care legislation and regulation, new developments in pain management therapy, administrative and regulatory approval and related considerations, competitive developments, maintenance of strategic alliances and other factors discussed under the caption In addition Novacon expects to have a high concentration of business with one major customer, but has not yet begun shipments. Reductions in prospective shipments to this customer will substantially reduce Novacon's ability to continue business operations. These risks and uncertainties include, but are not limited to, Novacon's ability to obtain substantial working capital and the risks and uncertainties described in "Risk Factors" in this Report.

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

	Current Business Operations. Novacon designs, develops, manufactures and markets low-cost, disposable elastomeric infusion pumps for pain management and is developing other applications for its elastomeric infusion pump technology. Substantially all of the Company's revenues since 1995 have been derived from the sale of elastomeric infusion pumps that are designed to deliver small quantities of pain medication at a nominally constant flow rate. Novacon's elastomeric infusion pumps, marketed as the dib(tm) Drug Infusion Balloon Pump, are authorized by the United States FDA for sale in the United States for epidural, intravenous and percutaneous infusion of a wide range of medications, including narcotic and non-narcotic anesthetics, chemotherapy agents and antibiotics. Novacon believes that its elastomeric infusion pump technology is well suited for the delivery of a number of anesthesia and pain medication drugs that are difficult to administer, including drugs that require site-specific delivery or require a profiled delivery pattern.

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

	Substantial, Continuing Operating Losses. Novacon has incurred operating losses for the fiscal years ended May 31, 1996, 1995, 1994 and 1993 in the amounts of approximately $(125,081), $(219,880), $(152,537) and $(151,021),
respectively, and there is no assurance that substantial operating losses will not continue indefinitely. Novacon has incurred an accumulated deficit since its inception of approximately $(8,530,288) as of May 31, 1996. In the event Novacon is unable to eliminate continuing operating losses and acquire substantial new working capital, Novacon's business operations will cease and its stockholders will lose their entire investment.

	Working Capital Deficit. As of the fiscal year ended May 31, 1996, Novacon had a stockholders' equity of approximately $86,375. At that date, the company's assets were approximately $358,353 and exceeded its liabilities of approximately $271,978 by approximately $86,375. Although approximately $99,243 of the company's debt represented accrued salaries payable to David P. Lang, Novacon had a working capital surplus of approximately $78,553. Novacon immediately requires substantial working capital for which there is no assurance. In the event Novacon is unable to acquire substantial new working capital, Novacon's business operations may cease and its stockholders may lose their entire investment.

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

     	In keeping with the increased emphasis on cost effectiveness in health care delivery, the current trend among hospitals and other customers of medical device manufacturers is to consolidate into larger purchasing groups to enhance purchasing power. The medical device industry has also been consolidating rapidly, partly in order to offer a broader range of products to large purchasers. As a result, transactions with customers are more significant, more complex and tend to involve more long-term contracts than in the past.
This enhanced purchasing power may also increase the pressure on product pricing, although management is unable to estimate the potential impact at this time.
     	In the United States, the Food and Drug Administration (the "FDA"), among other governmental agencies, is responsible for regulating the introduction of new medical devices, including laboratory and manufacturing practices, labeling and record-keeping for medical devices, and review of manufacturers' required reports of adverse experience to identify potential problems with marketed medical devices. The FDA can ban certain medical devices, detain or seize adulterated or misbranded medical devices, order repair, replacement, or refund of such devices, and require notification of health professionals and others with regard to medical devices that present unreasonable risks of substantial harm to the public health. The FDA may also enjoin and restrain certain violations of the Food, Drug and Cosmetic Act and the Safe Medical Devices Act pertaining to medical devices, or initiate action for criminal prosecution of such violations. Moreover, the FDA administers certain controls over the export of such devices from the United States. All of the medical devices that Novacon markets, or expects to market are in a category for which the FDA has implemented stringent clinical investigation and pre-market clearance requirements. Any delay or acceleration experienced by Novacon in obtaining regulatory approvals to conduct clinical trials or in obtaining required market clearances may affect Novacon's operations or the market's expectations for the timing of such events and, consequently, the market price for Novacon's common stock.

     	Medical device laws are also in effect in many of the countries in which Novacon will do business outside the United States. These range from comprehensive device approval requirements for some or all of Novacon's medical device products to requests for product data or certifications. The number and scope of these requirements are increasing.In the early 1990's the review time by the FDA to clear medical devices for commercial release lengthened and the number of clearances, both of 510(k) submissions and pre-market approval applications ("PMA's"), decreased. In response to public and congressional concern, the FDA Modernization Act of 1997 was adopted with the intent of bringing better definition to the clearance process. Although it is expected that the 1997 Act will result in improved cycle times for product clearance, there can be no assurance that the FDA review process will not involve delays or that clearances will be granted on a timely basis.

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

	Litigation. The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. The defense and prosecution of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are both costly and time-consuming. Litigation may be necessary to enforce patents issued to Novacon to protect trade secrets or know-how owned by it or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings may result in expense to Novacon and delay and/or adversely affect its marketing efforts. Any adverse determination in litigation or interference proceedings to which Novacon may become a party could subject it to significant liabilities to third parties, could prevent Novacon from selling its medical device products, which would have a material adverse effect on the company's business, financial condition and results of operations.

Company Medical Device Products May Be Dependent On Third-Party Payor Approvals. United States health care providers, including hospitals and physicians, that purchase medical devices generally rely on third party payors, principally Medicare, state Medicaid and private health care insurance plans, to reimburse all or part of the costs and fees associated with the procedures performed using these devices. Novacon's success will depend upon, among other things, the ability of health care providers to obtain satisfactory reimbursement from third party payors for medical procedures in which the company's medical device produc are used. Third party payors may deny reimbursement if they determine that a prescribed device has not received appropriate regulatory clearances or approvals, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. If FDA clearance or approval were received, third party reimbursement would also depend upon decisions by the United States Health Care Financing Administration for Medicare, as well as individual health maintenance organizations, private insurers and other payors. Reimbursements in international markets vary significantly by country and by region within some countries, and reimbursement approvals may be obtained on a country-by-country basis. Many international markets have government managed health care systems that control reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. There can be no assurance that reimbursement for Novacon's product lines will be available or, if available, that such reimbursement will be available in sufficient amounts in the United States or international markets under either government or private reimbursement systems, or that physicians will support and advocate reimbursement for procedures using the company's product lines. Failure by hospitals and physicians and other users of Novacon's product lines to obtain reimbursement from third party payors or changes in government and private party payor policies toward reimbursement for procedures employing Novacon's product lines would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, Novacon is unable to predict what additional legislation or regulation, if any, relating to the health care industry or third party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have on the Company.

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

	Novacon does not presently maintain key-man life insurance on its principal executives; however, it intends to secure such insurance during 1997. However, there is no assurance that the proceeds from such insurance, if any, would be adequate to identify and employ a successor and to compensate Novacon for the loss of such key executive.

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


Business Strategy

Novacon's primary business goal will be to achieve consistent growth in revenues and profitability through medical device product distribution. The keys to its success will be fivefold:

Identify and consummate affiliations with medical device design and manufacturing partners that possess innovative medical device technology;

Secure timely medical device marketing approvals from applicable government regulatory agencies;

Structure effective medical device marketing and distribution alliances;

Stay rigidly focused on the company philosophy of minimizing research and development expenditures; and

Invest company resources primarily in product fulfillment, not medical device development.

      Novacon's business strategy is to design, develop, manufacture and market medical devices for pain management and other medical conditions. Novacon's focus has been, and for the foreseeable future will continue to be, on pain management. Novacon plans, however, to diversify its medical device products to treat other medical conditions, which Novacon believes also offer significant future market opportunities. To achieve these objectives, Novacon is pursuing the following business strategy:

     Expand the Market for Elastomeric Infusion Pumps. Novacon believes that, once Innovasive Devices rolls out its Freedom(tm) medical device, there will be a further increase in the use of elastomeric infusion pump therapy. Clinical results have shown that utilizing elastomeric infusion pumps is an effective way to provide pain management, and as a result Novacon believes that it has a significant opportunity to expand the market for its elastomeric infusion pumps. Since the benefits of utilizing elastomeric infusion pumps for pain management is a relatively recent development, Novacon intends to focus its marketing efforts on educating physicians, patients and third-party payors as to the benefits of elastomeric infusion pumps over conventional electrical/mechanical infusion pumps. Novacon also intends to expand the market for its elastomeric infusion pumps by enhancing its selling efforts internationally and entering additional geographic areas.

Continue Product Innovation. Novacon is currently developing enhancements to its elastomeric infusion pump with the addition of a rate adjustable infusion device and alternative protective covers for various applications and infusion environments. The Ranger(tm) rate adjustable elastomeric infusion pump affords the clinician the option of selecting and changing flow rates at anytime during the infusion procedure.

Seek and Expand Strategic Alliances. Novacon intends to continue efforts to expand the market for its elastomeric infusion pump products through strategic alliances with key partners.


Medical Device Products

Elastomeric Infusion Pumps

     	Novacon's elastomeric infusion pumps are medical devices used to infuse drug solutions into a patient at a controlled rate using elastomeric pressure to propel the solution through either an epidural catheter or an intravenous tubing line. Novacon's infusion pumps are small and lightweight, and are designed to be worn under the patient's clothing, on a belt, in a pocket or elsewhere in order not to interfere with normal daily activities. Novacon manufactures and sells 15 elastomeric infusion pump models with medication capacities ranging from 20ml to 200ml and infusion durations ranging from 0.5 hours to 200 hours. Novacon's elastomeric infusion pumps deliver medication at a constant flow rate throughout the designated medication infusion period. Novacon believes that its elastomeric infusion pumps offer a cost-effective infusion system alternative to electro/mechanical infusion pumps.

	Novacon acquired rights to manufacture and market the dib(tm) infusion balloon pump technology from DIB International Company, Ltd., Tokyo, Japan, in February, 1993. The term of the agreement is five years.

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

	dib(tm) Drug Infusion Balloon Pumps. Novacon's dib(tm) Drug Infusion Balloon systems are designed to provide the patient with an easy, comfortable and flexible means of epidural or intravenous infusion. They are generally worn by the patient attached to a belt, placed in a pocket, strapped to an arm or worn on a cord around the neck. The dib(tm) Drug Infusion Balloon pumps accurately deliver throughout a prescribed delivery period a controlled profile of pain medication to meet individual patient needs. The pain medication is delivered from the elastomeric infusion pump through either an epidural catheter inserted into the spinal column or an intravenous tubing set. The dib(tm) pump is loaded by syringe injection through a one-way filling port of the prescribed amount of drug solution into an enclosed silicone balloon reservoir. The medication solution, now under elastomeric pressure inside the silicone balloon, is released to flow when the outflow three-way stopcock is opened. The solution is metered through an in-line, ceramic, micro-flow regulator that, depending on the dib(tm) model, will accurately control flow rates at 0.5 ml/hr, 1 ml/hr, 2 ml/hr, 4 ml/hr, and 10 ml/hr.
	Novacon's dib(tm) Infusion Balloon Pumps are prescribed by physicians for both hospital and at-home use. Most dib(tm) Infusion Balloon Pumps are used in a hospital setting for epidural infusion applications. When a dib(tm) Infusion Balloon Pump is prescribed for at-home use, a nurse typically assists in teaching the patient how to use the pump. After the infused medicine is exhausted a patient typically returns to the physician's office for removal of the catheter or tubing set and the infusion pump or acquisition of a new infusion pump with medication. Attachment and removal of catheters and tubing sets are normally undertaken by trained personnel. While Novacon believes that its elastomeric infusion pumps significantly improve the quality of life of their users and are relatively easy to use, physicians do not prescribe external infusion pumps for certain patients because the pumps are a relatively sophisticated means of delivering medication and some patients may not have the motivation and ability to understand and correctly use them. Also some patients, particularly in their teenage and early adult years, may object to pumps because they do not like the idea of having a device attached to their bodies. Moreover, elastomeric infusion pumps may not be appropriate for certain patients because of considerations of medication capacity, flow rate and adjustability concerns.
     	Novacon believes that its success in the future will depend on continuing to enhance its existing products and developing new products for pain treatment management and other medical conditions. Novacon is developing a series of elastomeric infusion pumps to address delivery requirements for alternative applications, including MRI (magnetic resonance imaging) sedation for nervous and claustrophobic patients. While Novacon believes that such new applications for its elastomeric infusion pumps may represent a significant opportunity for the future, its efforts in the area are at a preliminary stage, and no assurance can be that the development of such new applications for Novacon's elastomeric infusion pumps will be successful or that such applications will be approved by the FDA or other regulatory authorities. In addition, many of the new applications may involve new drugs which themselves must be approved by the FDA in addition to the approval required for the use of Novacon's elastomeric infusion pump systems to deliver the drugs.

Research and Product Development

Elastomeric Infusion Pumps

     Novacon's research and development activities are primarily related to prototype development of alternative applications for its elastomeric infusion pump technology. Novacon obtains its product ideas from health care professionals whose opinions on products are actively solicited through field visits and personal relationships. No research and development expenses were incurred during fiscal 1996.


Supplies and Manufacturing

Elastomeric Infusion Pumps

     	Novacon purchases from outside vendors all of the elastomeric infusion pump components and various services used in the manufacture of its products. The purchased items are produced to its specifications and in many instances to its designs, except for the balloon/shaft assembly and ceramic flow controller purchased from DIB International Company, Ltd., which is the owner of this patented technology and sole source supplier. Novacon then assembles the components into finished products.

    	Novacon relies on single sources for certain critical components, including the balloon/shaft assembly and ceramic flow controller, as well as a sole source subcontract arrangement for sterilization services. The loss of any of these critical sole source vendors could have a material adverse effect on the Company's business, financial condition and results of operations.

	The principal components used in the manufacture of its elastomeric infusion pumps are the balloon/shaft assembly and ceramic flow controller purchased from DIB International Company, Ltd., which is the owner of this patented technology and sole source supplier. The continuing availability of these components is critical to Novacon's elastomeric infusion pump business because no other similar technology is presently available to the Company. The availability of such components affects Novacon's ability to fill customers' orders on a timely basis. Moreover, an interruption of Novacon's relationship with DIB International Company, Ltd. would have a material adverse effect on the companies operations and financial condition.

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

Competition

Elastomeric Infusion Pumps

At present Novacon considers its primary competition in the pain management market for its disposable infusion pump systems to be permanent, external electro/mechanical infusion pumps. The Company competes against electro/ mechanical infusion pump technology primarily by educating doctors, nurses, managed care organizations and other third-party payers about the cost effective and patient-comfort advantages of disposable infusion pump therapy over electro/mechanical infusion pumps.
In the sale of its elastomeric infusion pumps for pain management, Novacon believes presently that no other disposable, elastomeric infusion pump companies have FDA approval for the epidural infusion of drugs. However, several large medical products companies such as Baxter Healthcare Corporation, Abbott Laboratories, Inc., and I-Flow Corporation manufacture and distribute functionally similar disposable infusion pumps for intravenous pain management and other therapies, including antibiotic, chemotherapy and nutrient infusions. Baxter and I-Flow compete directly in the at-home antibiotic market. Novacon never has, nor does it intend in the future, to enter this high volume, price driven market segment. Although such competitive infusion pumps have similar function, Novacon believes that its dib(tm) flow accuracy and biomaterial (latex free) composition provide the optimum compatibility for a broad range of narcotic and non-narcotic drugs.

Novacon competes with other pump makers primarily on the basis of product design, quality and utility, customer service and price. There can be no assurance that past, current and potential makers of competitive pumps, all of which may have substantially greater financial, technical, marketing and other resources than Novacon, will not become more significant factors in the future. Novacon believes that it may be faced with additional competition in the near future. Numerous companies, all of which have substantially greater financial, technical, manufacturing, marketing and other resources than Novacon, are attempting to develop a variety of products for pain management. Some of these products are infusion systems, both electro/mechanical and infusion pumps. The distribution of infusion pumps is a highly competitive business. All of these companies have substantially greater resources than Novacon. Moreover, the health care industry generally, and the provider segment in particular, has experienced, and is expected to continue to experience, consolidation. This trend could produce additional competitors having larger and substantially greater resources than Novacon. Competitive pressure could cause Novacon to lose or fail to gain market share or experience significant price erosion. Novacon competes on the basis of customer service, convenience, product availability and price.

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

     	Under the Federal Food, Drug and Cosmetic Act (the "Act"), as amended, medical devices are classified into one of three classes (i.e., Class I, II, orIII) on the basis of the controls necessary to reasonably ensure their safety and effectiveness. Safety and effectiveness can reasonably be assured for Class I devices through general controls (e.g., labeling, premarket notification and adherence to QSRs) and for Class II devices through the use of general and special controls (e.g., performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, Class III devices are those which must receive PMA by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed Class I or Class II devices).
     	Before a new device can be introduced to the market, the manufacturer generally must obtain FDA clearance through either a 510(k) premarket notification or a PMA. A 510(k) clearance will be granted if the submitted data establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device, or to a pre-amendment Class III medical device for which the FDA has not called for PMAs. Generally an application for 510(k) clearance only requires submission of a file, including design, manufacturing, test and marketing information, including labeling. However, in some cases the FDA requires clinical trials under an IDE (as defined below), even for products to be cleared under the 510(k) process. There can be no assurance that Novacon will obtain 510(k) premarket clearance for any of the devices for which it may file a 510(k) notice.
The FDA may determine that the proposed device is not substantially equivalent, or that additional data are needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination, or a request for additional data, could delay the market introduction of new products that fall into this category and could have a material adverse effect on Novacon's business, financial condition and results of operations.

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

      Clinical trial results are presented to the FDA in a PMA application.
In addition to the results of clinical investigations, the applicant must submit other information relevant to the safety and efficacy of the device and/or the drug, including the results of non-clinical tests, a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed labeling. Such submissions are extremely detailed and complex, often involving thousands of pages. The FDA staff then reviews the submitted application and determines whether or not to accept the application for filing. There is no assurance that either the safety or efficacy data in these submissions will be deemed sufficiently complete and adequate by the FDA, and if they are not, a final determination by the FDA could be delayed while additional trials are performed or the project could be abandoned. Such trials would add significant new costs to such a program, which would have a material adverse effect on Novacon's business, financial condition and results of operations.
     	If accepted for filing, the applications are further reviewed first by the FDA staff and, if appropriate, subsequently by an FDA scientific advisory panel comprised of physicians and others with expertise in the relevant field.
A public meeting is held before the advisory panel in which the PMA application is reviewed and discussed. The scientific advisory panel then issues a recommendation of approval or denial to the FDA or recommends approval with conditions. Although the FDA is not bound by the opinion of the advisory panel, the FDA tends to give considerable weight to panel recommendations. If the FDA's evaluations of the application are favorable, the FDA will subsequently publish an order approving the PMA application. Interested parties can file comments on the order and seek further FDA review.
     	Although by statute the FDA is granted 180 days in which to review a PMA NDA and either approve or disapprove it, in practice the FDA has often taken much longer. Generally, during the review, the FDA will request additional data and the applicant will agree to extend the review time. The
FDA will make an initial assessment as to whether the PMA is sufficiently complete for review and may require the development and submission of additional data or analyses. The PMA processing in the past has typically lasted more than a year from the time of filing, and in some cases several years, but the FDA is being pressured to meet its statutory timelines. Many such reviews are now being completed within six months, but others are not, and there is no assurance when or if an application will be approved.
     	New PMA applications or PMA supplements are required for certain modifications to a device that is approved through the PMA process.
Supplements to a PMA application often require submission of the same type of information as for a PMA application except that the supplement is limited to information needed to support any changes from the product covered by the original PMA application and may not require the submission of clinical data or the convening of an advisory committee and corresponding review.

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

     	Novacon also is subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. Additionally, Novacon must comply with various FDA, and in some cases Federal Trade Commission, requirements for design, safety, advertising, labeling, record keeping and reporting of adverse experiences with the use of a product. There can be no assurance that Novacon will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon Novacon's ability to do business.

Third Party Reimbursement

     	In the U.S., Novacon's products are generally purchased directly by physicians, physician groups, hospitals, and/or dealers. There is widespread concern that health care market initiatives in the U.S. may lead third-party payors to decline or further limit reimbursement. The extent to which third-party payors may determine that use of Novacon's products will save costs or will at least be cost effective is highly uncertain, and it is possible that they will merely focus on the lower initial costs associated with injection therapy or will otherwise limit reimbursement for infusion pumps or other products developed by Novacon. Because of uncertainties regarding the possible health care reform measures that could be proposed in the future and initiatives to reduce costs by private payors, Novacon cannot predict whether reimbursement for its products will be affected or, if affected, the extent of any effect. The unavailability of third-party coverage or the inadequacy of reimbursement for Novacon's products would materially and adversely affect its business, financial condition and results of operations.

Product Liability

      Novacon's business involves the inherent risk of product liability claims. Novacon does not presently maintain product liability insurance, nor there can be no assurance that insurance coverage will be available on terms acceptable to Novacon or that such coverage will be adequate for liabilities actually incurred.

Employees

     	As of May 31, 1996, Novacon employed 2 full-time persons: David P. Lang, Chief Executive Officer and President; and John D. Lang, Manager, Operations. Additionally, the company engages consultants from time-to-time for marketing, regulatory and other business matters. As the company's operations expand it expects to employ an administrative assistant, one or more product managers, regulatory/legal counsel and part-time warehouse staff as circumstances warrant during the next 24 months. None of the Company's employees are expected to be subject to collective bargaining agreements.


ITEM 2. DESCRIPTION OF PROPERTY

     	Novacon leases approximately 500 square feet of administrative office space in Lake Elmo, Minnesota, from David P. Lang, Novacon's Chairman and Chief Executive Officer, on a $500 monthly rental basis. Novacon believes its space requirements for the foreseeable future are adequate.

ITEM 3. LEGAL PROCEEDINGS

     	Novacon is not presently a party to any material pending legal proceedings. Novacon may be subject from time to time to various legal proceedings, including product liability and employment claims, which arise in the ordinary course of its business. Novacon believes that such proceedings, individually or in the aggregate, would likely have a material adverse effect on its business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     	Not Applicable.



PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMN EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the NASDAQ OTCBB (Bulletin Board) market under the symbol "NVCN". Novacon common stock began trading publicly in January 1985 following its initial public stock offering. Trading in the Company's common stock was de-listed to OTCBB (Bulletin Board) in 1987. The following table shows for the period indicated the high and low quotations per share of common stock. These OTCBB (Over-the-Counter-Bulletin Board) quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Common Stock


                                                               HIGH     LOW

1996
  Fourth Quarter Ended May 31, 1996.......................... $ .02     .01
  Third Quarter Ended February 28 1996......................    .01     .01
  Second Quarter Ended November 30, 1995....................    .01     .01
  First Quarter Ended August 30, 1995.......................    .01     .01
1995
  Fourth Quarter Ended May 31, 1995.........................  $ .01     .01
  Third Quarter Ended February 28, 1995....................     .01     .01
  Second Quarter Ended November 30,1994.....................    .01     .01
  First Quarter Ended August 30, 1994.......................    .01     .01

Record Holders

     	The last reported sale price of the Common Stock on the Nasdaq Bulletin Board on May 31, 1996 was $0.01. As of May 31, 1996, there were approximately 1,250 stockholders of record of the Company's Common Stock.

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


ITEM 6. SELECTED FINANCIAL DATA

     	The following table summarizes certain selected financial data, which should be read in conjunction with the Company's financial statements and notes thereto included elsewhere herein and with "MANAGEMENT'S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." The selected consolidated financial data as of May 31, 1996, 1995, 1994 and 1993, have been derived from the audited financial statements of Novacon Corporation.

		                  Year Ended	Year Ended   Year Ended    Year Ended
		                 May 31,1996	May 31,1995  May 31,1994   May 31,1993
STATEMENT OF OPERATIONS:

REVENUES                $	 77,083	  22,016	   	  0             0

COST OF GOODS SOLD		       28,098   21,563	      0             0

GROSS PROFIT			            48,985	     453       0             0

OPERATING EXPENSES
Selling, G & A	            174,066	 220,333	  152,537	    204,764

OPERATING INCOME (LOSS)	     (125,081)	(219,880)	 (152,537)     (204,764)

INTEREST INCOME (EXPENSE)      (6,293)	  (3,249)	  (15,443)      (16,246)

EXTRAORDINARY ITEM	           	 36,145	 480,321 	  670,964	    438,977

NET INCOME (LOSS)		            (95,229)	 257,192	  502,984       217,967

NET INCOME (LOSS) PER SHARE $   (0.01)       0.02         0.05          0.02

WEIGHTED AVERAGE SHARES      10,722,904	10,612,748	  9,779,404    8,802,448
OUTSTANDING

CASH FLOW DATA:
Cash flow from (used in)
Operations        	           (140,564)   (153,676)     415,800	      6,750
Cash flow used in
investing activities           128,799      71,894     (429,000)           0
Cash flow from (used in)
financing activities   	        56,838      63,772       20,000            0


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
     Novacon designs, develops, manufactures, and markets disposable elastomeric infusion pumps for pain management and other developing infusion therapies. Substantially all the Company's sales revenues since 1994 have been generated by sales of these infusion pumps. The Company recorded extraordinary income associated with the sale of its equity interest in Qinming Medical, Inc. (a Chinese-American joint venture), royalties, and gains on debt extinguishments of $36,145, $480,321, $670,964, and $376,572 during fiscal
1996, 1995, 1994, and 1993, respectively.

     The Company's series of Dib(tm) infusion pumps are FDA authorized for full commercial distribution in the United States and are indicated for a wide range of epidural and intravenous infusion of drugs. These indications include obstetrical anesthesia (labor & delivery), post-operative and chronic pain management, morphine trials, chemotherapies, and antibiotic infusions. Management believes the versatility and accuracy of its models position the Company to take advantage of emerging, new applications for ambulatory drug infusion regimens.

     Novacon intends to pursue strategic alliances with larger marketing organizations that specialize in products associated with these new applications for the Company's infusion pump line. Management believes the Company's growth is critically dependent on identifying and promoting new medical applications for its expanding line of ambulatory infusion pumps.

     Management expects to continue its practice of out-sourcing manufacturing, packaging and sterilization services. The marketing and distribution of its infusion pump line has been conducted through a local network of independent distributors specializing in general anesthesia products. In the future, management plans to organize its marketing and distribution of specific, new pump applications through multiple, nationwide medical firms with products and expertise specializing in the emerging applications.

     The Company has an accumulated deficit of $8,530,288 as of May 31, 1996 and has incurred annual operating losses for the past five years. If the Company does not achieve an operating profit during 1997, it may be unable to continue in business. See Note 2, Financial Statements.

     Product development and manufacturing operations have focused on disposable elastomeric infusion pumps. Future development of the infusion pump product line will focus upon improving the existing technology for its current use in pain management treatment and the utilization of this technology for the treatment of other medical conditions.

Results of Operations

     The following discussion sets forth for the years indicated the percentage relationship to net sales of certain items in the Company's statements of operations and the percentage changes in the dollar amounts of such items on a comparative basis for the three fiscal years ended May 31, 1996:

Fiscal Year 1996 and Fiscal Year 1995:

Net Sales. Net sales increased 350% in 1996 over 1995 to $77,083 from $22,016. Cost of Sales and Operating Expenses. Cost of sales increased 30% in 1996 over 1995 to $28,098 from $21,563, or 36% and 98% of net sales, respectively. As a percentage of net sales, selling and general and administrative expenses in 1996 were 226% or $174,006, which included no research and development expenses.

Fiscal Year 1995 and Fiscal Year 1994

Net Sales. Net sales commenced in 1995 to $22,016. There was no sales revenue in 1994.
Cost of Sales and Operating Expenses. Cost of sales in 1995 was $$21,516, or 98% of net sales. As a percentage of net sales, selling and general and administrative expenses in 1995 were 1000% or $220,333, which included no research and development expenses.
Extraordinary income. The Company recorded extraordinary income during 1995 of $480,321.

Fiscal Year 1994 and Fiscal Year 1993

Net Sales. There was no sales revenue in 1994 and 1993.
Extraordinary income. The Company recorded extraordinary income of $670,964 and $438,977 during 1994 and 1993, respectively.

Liquidity and Capital Resources

Novacon has financed its operations in recent years primarily through cash flows from operations and loans from a director. The Company has not secured any equity funding since its initial public offering in 1985 and a secondary offering in 1987. In 1996 the Company obtained $30,000 from three individuals through the issuance of convertible promissory notes.

Capital expenditures were less than $2,500 for fiscal 1996, 1995 and 1994, respectively. The Company's 1996 and 1995 capital expenditures included computer and software equipment.

Management believes that the Company's current level of cash and cash equivalents are not sufficient to meet its needs for working capital and capital expenditures for the next twelve months. The Company's recurring losses, negative cash flow from operations and net working capital deficiency raise substantial doubt about its ability to continue as a going concern without internal restructuring and obtaining additional capital. The 1996 financial statements do not include any adjustments that might result from the outcome of this uncertainty. Furthermore, the majority of the Company purchases of raw materials are paid for in the Japanese yen currency. The exchange rate between the U.S. dollar and the Japanese yen has demonstrated serious volatility over the past years, which could have an adverse affect on the Company's effort to achieve profitable operations. The Company's ability to continue operations is dependent upon its ability to obtain additional capital and working capital, which is subject to and will depend upon numerous factors, including an increase in sales for existing and new applications for the Company's infusion pump product line and achievement of profitable operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE

     Not Applicable.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

     	The following financial statements of Novacon Corporation are included in Item 8:

Balance Sheet for the years ended May 31, 1996 and 1995...............page 27
Statement of operations for the years ended May 31, 1996 and 1995.....page 28
Statement of Changes in Shareholder Equity (Deficit)..................page 29
Notes to Financial Statements.........................................page 31


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



PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-KSB

(a) 1. FINANCIAL STATEMENTS

     	See index to financial statements under Item 8, on page 23 for a list of all financial statements filed as part of this report.

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

[list]


(b) 1. REPORTS ON FORM 8-KSB

     	None.

SIGNATURES

     	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Action of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NOVACON CORPORATION

Date: April 4, 2000       			By: /s/ David P. Lang

                                          ------------------------------------
							David P. Lang, Chairman of the Board,
							Chief Executive Officer (Principal
							Executive Officer), Chief Financial
							Officer (Principal Financial and
							Accounting Officer)

______________
David P. Lang
Director
April 4, 2000








NOVACON CORPORATION



FINANCIAL STATEMENTS


FOR THE YEARS ENDED
MAY 31, 1996 and 1995





NOVACON CORPORATION


BALANCE SHEET


For the years ended May 31, 1996 and 1995
ASSETS
	                                          1996                     1995
Current assets:
Cash                                     $    45,556                      483
Accounts Receivable                           15,017                    3,021
Inventory                                     71,525                   37,054
Other current assets   (Note 3)              188,433                   79,419
Total current assets                         320,531                  119,977

Property and Equipment (Note 4)                8,866                    7,220
Contract Receivable    (Note 3)               28,956                  274,000

Total assets                               $ 358,353                  401,197


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Notes Payable-related parties (Note 5)         92,260                  83,772
Notes payable-third parties (Note 6)           18,350                     -
Accounts payable                               20,863                 105,354
Accrued compensation and payroll taxes         99,243                  30,467
Other accrued expenses                         11,262                    -

Total Current Liabilities                     241,978                 219,593

Notes Payable-third parties (Note 6)           30,000                    -

Total Liabilities                             271,978                 219,593

Commitments (Note 7)

Shareholders' equity (deficit)
Common stock, $.01 par value,
15,000,000 shares authorized,
10,722,904 shares issued, and outstanding     107,229                  107,229
Paid-in capital                             8,509,434                8,509,434
Accumulated deficit                        (8,530,288)              (8,435,059)

Total shareholders' equity (deficit)           86,375                  181,604

Total liabilities &
shareholders' equity (deficit)                358,353                  401,197


See accompanying notes to financial statements







NOVACON CORPORATION


STATEMENT OF OPERATIONS
(unaudited)

For the years ended May 31,                        1996 and 1995

                                          1996                       1995
Net sales                            $    77,083                    22,016
Cost of Goods Sold                        28,098                    21,563
Gross profit                              48,985                       453

General & Administrative expenses        174,066                   220,333

Loss from operations                    (125,081)                 (219,880)

Other income (expenses)                   (6,293)                   (3,249)
Extraordinary item (Note 9)               36,145                   480,321

Net loss                                 (95,229)                  257,192



Per share data:
Loss per share of common stock:           $(0.01)                    0.02
Weighted average number of
shares outstanding                      10,722,904                10,612,748




See accompanying notes to financial statements



NOVACON CORPORATION



STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

For the years ended May 31, 1996 and 1995

                                                                  Total
                                       Additional                 Shareholders'
                      Common Stock     Paid-in      Accumulated   Equity
                     Shares    Amount  Capital      Deficit       (Deficit)

Balances at
May 31, 1994        9,814,130 $ 98,142 $8,552,061   $(8,692,251) $(121,778)
Issuance of
Common stock for
Debt restructuring    923,774    9,237     36,953         -         46,190
Retire-treasury stock (15,000)    (150)   (79,580)        -           -
Net loss                -          -         -          257,192    257,192

Balances at
May 31, 1995       10,722,904 $107,229 $8,509,434   $(8,435,059)  $181,604
Net loss               -          -        -            (95,229)   (95,229)

Balances at
May 31, 1996       10,722,904 $107,229 $8,509,434   $(8,530,288)  $ 86,375



See accompanying notes to financial statements


NOVACON CORPORATION

STATEMENT OF CASH FLOWS
For the years ended May 31, 1996 and 1995

                                                         1996            1995
Cash flows from operating activities:
Net Income (loss)                                $     (95,229)        257,192
   Adjustments to reconcile net loss to
   Net cash used in operating activities:
      Extraordinary item                               (36,145)       (480,321)
      Accumulated depreciation                           1,666             886
   (Increase) decrease in assets:
        Accounts receivable                            (11,996)         (3,021)
        Inventory                                      (34,471)        (21,782)
        Deferred financing costs                          -             14,500
        Other current assets                             3,919          (2,919)
        Prepaid inventory                                   -
   (Increase (decrease) in liabilities:
        Accounts payable                               (48,346)        102,776
        Accrued expenses                                80,038         (20,977)

            Net cash used in operating activities:    (140,564)       (153,676)

Cash flows from investing activities:
   Payments received on contract receivable            132,111          80,000
   Purchase of property and equipment                   (3,312)         (8,106)

            Net cash provided by investing activities: 128,799          71,894

Cash flows from financing activities:
   Net issuance (repayment) of notes
   payable-related parties                               8,488          63,772
   Net issuance (repayment) of notes
   payable-third parties                                48,350            -

            Net cash used in financing                  56,838          63,772

Increase (decrease) in cash)                            45,073         (18,010)

Cash - beginning of year                                   483          18,493

Cash - end of year                                      45,556             483

During 1996:
The Company extinguished $36,145 of accounts payable, resulting in extraordinary income of $36,145.
During 1995:
The Company retired $264,311 of notes payable, $104,287 of accrued interest, $33557 of accounts payable through the issuance of 923,774 shares of common stock valued at $46,190 and extinguished $124,356 of accounts payable, resulting in extraordinary income of $480,321.

                  See accompanying notes to financial statements


NOVACON CORPORATION


NOTES TO FINANCIAL STATEMENTS

For the years ended May 31, 1996 and 1995



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


Note 2:  Continued Existence and Management's Plan

During 1996, the Company incurred a net loss of $95,229 and a negative cash flow from operations of $140,564, resulting in a working capital position of $78,553 and an accumulated deficit totaling $8,530,288 at May 31, 1996. Given these circumstances and the Company's expected cash requirements in 1997, significant internal restructuring and additional capital investment will be necessary to sustain the Company's operations.

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

Note 3:  Contract Receivable
Contract receivable consisted of the balance owed to the Company from the 1992 sale of its 49% interest in a Chinese joint venture, QM Medical, Inc., to its 51% owner, Qinling Semiconductor Factory. The contract receivable is guaranteed by Changling Machine Factory. Pursuant to the contract, The Company received 132,111 in 1996.

Note 4:  Property and Equipment

Property and equipment consisted of the following at May 31:
Office equipment                $8,108
Computer equipment               3,312
Less accumulated depreciation   (2,552)
Property and equipment, net     $8,866

Depreciation expense was $1,666 and $886 in 1996 and 1995, respectively.


Note 5:  Notes Payable-Related Parties

Notes payable-related parties consisted of various notes payable to an officer/shareholder. The notes bear interest at variable rates from 0% to 12%, are unsecured and due upon demand.


Note 6:  Notes Payable-Third Parties

Notes payable-third parties consisted of the following at May 31:
Convertible notes payable-interest bearing at 18%, unsecured and due in November, 1997 and March, 1998. The notes are convertible into 300,000 shares of common stock at the option of the note holder at maturity or until paid in full.
                                                 1996               1995

Notes payable                                  $  30,000          $    0

Other notes payable-interest bearing at
rates from 10%-12%, unsecured and due
in June, 1996                                     18,350               0

Total notes payable-
Third parties                                 $  48,350


Note 7:  Commitments

The Company's stock option plan provides for the grant of options to purchase up to a maximum of 650,000 shares of common stock. The purchase price of incentive stock options granted may not be less than the fair market value of the common stock on the date of the grant. Non-statutory stock options may not have a purchase price less than the par value of the stock issued on the date of the grant. The Plan expires in August, 1998.

During 1996, no shares of common stock were purchased through the exercise of options. Additionally, there were no incentive stock options issued or outstanding during 1996.


Note 8:  Significant Suppliers and Customers

During 1996 and 1995, the Company purchased substantially all its component inventory of infusion balloon/shaft assemblies and related supplies from a Japanese corporation. Total purchases from this supplier aggregated $51,291 and $33,408 in 1996 and 1995, respectively.

During 1996, the Company made sales to three customers representing approximately 12%, 21%, and 30% of total sales.


Note 9:  Income taxes

At May 31, 1996, the Company had net operating loss carryforwards as follows for income tax purposes:




                  Carryforward             Net Operating
                    Expires                    Loss
                    May 31                 Carryforwards
                    1998                       843,681
                    1999                     1,195,200
                    2000                     1,756,188
                    2001                     2,387,027
                    2002                       803,884
                    2003                       531,839
                    2004                        83,377
                    2005                       762,681
                    2007                        45,923
                    2011                        22,000

                    Total                $   8,431,800




The utilization of the carryforwards is dependent upon the ability to generate sufficient taxable income during the carryforward period. In addition, utilization of these carryforwards may be limited due to ownership changes as defined in the Internal Revenue Code




NOVACON CORPORATION



INDEX TO EXHIBITS


I. Schedule 14C Information.........................................page 36

II. Information Statement for 1996 Shareholders' Meeting............page 38





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

Payment of Filing Fee (Check the appropriate box):

/X/  No fee required

/ /  Fee computed on table below per Exchange Act Rules 14a-6(i)(1)
     and 0-11

    (1) Title of each class of securities to which transaction applies:

       ------------------------------------------------------------------------
    (2) Aggregate number of securities to which transaction applies:

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

       ------------------------------------------------------------------------
    (2) Form, Schedule or Registration Statement No.:

       ------------------------------------------------------------------------
    (3) Filing Party:

       ------------------------------------------------------------------------
    (4) Date Filed:

       ------------------------------------------------------------------------


Exhibit II


October 4, 1996


Dear Stockholder:

	You are cordially invited to attend the 1996 Annual Meeting of Stockholders of Novacon Corporation. The meeting will be held on Wednesday, November 27, 1996, at 4:00 p.m. local time at 2116 Second Avenue South, Minneapolis, Minnesota 55404. We suggest that you carefully read the enclosed Notice of Annual Meeting and Information Statement.

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

Very truly yours,



David P. Lang
Chief Executive Officer and President





NOVACON CORPORATION
5451 Hilltop Avenue
Lake Elmo, Minnesota 55042-9539

                  --------------------------------------------------
NOTICE OF ANNUAL MEETING OF STOCKHOLDERS
November 27, 1996
                 ---------------------------------------------------

TO OUR STOCKHOLDERS:

     Please take notice that the Annual Meeting of the Stockholders of Novacon Corporation, a Delaware corporation (the "Company"), will be held at 2116 Second Avenue South, Minneapolis, Minnesota 55404, on Wednesday, November 27, 1996, at 4:00 p.m. Minneapolis time, to consider and vote upon the following matters:

1. Election of three directors to serve a one-year term, or until their respective successors are elected and qualified.

2. To ratify the appointment of Silverman Olson Thorvilson & Kaufmann, Ltd., as the Company's independent auditors for the current fiscal year ending
May 31, 1997.

3. To transact such other business as may be properly brought before the Annual Meeting or any adjournments thereof.

     The Board of Directors of the Company has fixed the close of business on November 1, 1996, as the record date for the determination of stockholders entitled to notice of and to vote at the Annual Meeting. The transfer books of the Company will not be closed.

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

                              BY THE ORDER OF THE BOARD OF DIRECTORS

                              John D. Lang, Secretary
Dated:  October 4, 1996






NOVACON CORPORATION
5451 Hilltop Avenue
Lake Elmo, Minnesota 55042

                     ------------------------------------------

INFORMATION STATEMENT
ANNUAL MEETING OF STOCKHOLDERS
                                  November 27, 1996

                     ------------------------------------------

INTRODUCTION

	The Annual Meeting of Stockholders of Novacon Corporation (the "Company") will be held on Wednesday, November 27, 1996, at 4:00 p.m. local time at 2116 Second Avenue South, Minneapolis, Minnesota 55404, or at any adjournments thereof (the "Annual Meeting"), for the purposes set forth in the Notice of Meeting.

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

     The person giving the enclosed Proxy has the power to revoke it at any time prior to the convening of the Annual Meeting. Revocation must be in writing, signed in exactly the same manner as the Proxy, and dated.
Revocations of Proxy will be honored if received at the offices of the Company, addressed to John D. Lang, Secretary, on or before November 20, 1996. In addition, on the day of the meeting, prior to the convening thereof, revocations may be delivered to the tellers, who will be seated at the door of the meeting room. Revocation may also be effected by delivery prior to commencement of the meeting of an executed, later dated Proxy. Unless revoked, all properly executed Proxies received in time will be voted.

     Proxies not revoked will be voted in accordance with the choice specified by stockholders on the Proxies. Proxies which are signed but which lack any such specification will not be voted. If a stockholder abstains from voting as to any matter, then the shares held by such stockholder shall be deemed present at the meeting for purposes of determining a quorum and for purposes of calculating the vote with respect to such matter, but shall not be deemed to have been voted in favor of such matter. Abstentions, therefore, as to any proposal will have the same effect as votes against such proposal. If a broker turns in a "non-vote" Proxy, indicating a lack of voting instruction by the beneficial holder of the shares and lack of discretionary authority on the part of the broker to vote on a particular matter, then the shares covered by such non-vote Proxy shall be deemed present at the meeting for purposes of determining a quorum but shall not be deemed to be represented at the meeting for purposes of calculating the vote required for approval of such matter.

     The Annual Report of the Company on Form 10-KSB, including financial statements, for the fiscal year ended May 31, 1996 is being mailed with this notification. Copies of this Information Statement and Proxies will first be mailed to stockholders beginning on or about October 15, 1996.



VOTING OF SHARES

     Only stockholders of record at the close of business on November 1, 1996 are entitled to notice of and to vote at the Annual Meeting or any adjournment thereof. As of that date, there were issued and outstanding 10,722,904 shares of Common Stock of the Company, the only class of securities of the Company entitled to vote at the meeting. Each stockholder of record is entitled to one vote for each share registered in his or her name as of the record date. The Articles of Incorporation of the Company do not grant stockholders the right to vote cumulatively for the election of directors. No stockholder will have appraisal rights or similar dissenter's rights as a result of any matters expected to be voted on at the meeting. The presence in person or by proxy of holders of a majority of shares of the Common Stock entitled to vote at the Annual Meeting will constitute a quorum for the transaction of business.

PRINCIPAL STOCKHOLDERS AND BENEFICIAL OWNERSHIP OF MANAGEMENT

     The following table sets forth certain information as of October 1, 1996 derived from the Company's records or provided by the holders with respect to the stock ownership of all persons known by the Company to be beneficial owners of more than five percent of its outstanding Common Stock, all directors and nominees to become directors, all Named Executive Officers (as defined herein), and all officers and directors of the Company as a group. Except where otherwise indicated, all persons have sole voting power and sole investment power with respect to the shares indicated:

NAME AND ADDRESS OF            	NUMBER OF SHARES        	PERCENTAGE
BENEFICIAL OWNER                	OWNED (1)(2)           	  	OF CLASS
------------------------------------------------------------------------------

David P. Lang			                     	1,049,731               			   9.8%
5451 Hilltop Avenue
Lake Elmo, Minnesota 55042

Kevin D. Burns, Pharm.D.               15,000 (3)                     <1%
1100 Dove Court
Chanhassen, MN 55317

Paul D. Rieff                          15,000 (3)                     <1%
8/F Wyler Centre 1
200 Tai Lin Pai Road
Kwai Chung, NT, Hong Kong




All officers and directors           		1,079,731                			    10%
as a group (3 persons)

(1) As of October 1, 1996, unless noted. Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting power and investment power with respect to such shares.

(2) Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such person or group.

(3)   Includes stock option as a Director




ELECTION OF DIRECTORS
(Proposal No. 1)

Nomination

The Company's Articles of Incorporation provide that the Board of Directors shall consist of not less than three or more than seven members, as determined from time to time by the Board. Directors serve a one-year term. At the 1996 Annual Meeting, three directors will be elected to hold office for a term expiring at the Annual Meeting of stockholders to be held in 1997, and until his successor has been elected and qualified, or until his death, resignation, or removal, if earlier.

David P. Lang has been nominated by the Board of Directors for reelection.
Paul D. Rieff and Kevin D. Burns have been nominated for election to the Board. Unless instructed not to vote for the election of the nominee, the Proxies will vote to elect the nominees named above. If the nominee is not a candidate for election at the meeting, which is not currently anticipated, the Proxies may vote for such other person as they, in their discretion, may determine.

Certain information regarding the nominees and the continuing director of the Company is set forth below:


Nominees For Director (Term Expiring In 1997)

	David P. Lang, age 50, has been the Chief Executive Officer, President and Chief Financial Officer of Novacon Corporation since April 1986. Mr. Lang has held international marketing management positions with Medtronic Europe, S.A., Paris, France (a subsidiary of Medtronic, Inc.) (1970 to 1975); Medical Europe GmbH, Munich, Germany (a subsidiary of Medical, Inc. (1975 to 1977), Cyberex Corporation (1979-1981), and Novacon (1982 to present). Mr. Lang has over 15 years experience of doing business in China, having negotiated the first Sino-American medical electronics joint venture in 1985; he has lectured at the University of Minnesota and taught Chinese and international business courses at Metropolitan State University. He is also Vice Chairman, Qinming Medical, Inc. Mr. Lang is a graduate of Harvard College, B.A., 1968.

Paul D. Rieff, age 60, has been Managing Director of Asia Cardiovascular Products (ACP), Hong Kong, a wholly-owned subsidiary of Getz Bros. & Co., Inc., San Francisco, CA since 1985. ACP is a multinational distributor of cardiovascular medical devices in the Austral-Asian region. Mr. Rieff has held previous international management positions with several medical device manufacturers, including Medtronic, Inc., and Medical, Inc. Mr. Rieff is a graduate of the University of Minnesota, B.A. 1959.


Kevin D. Burns, Pharm.D., age 35, is Director of Special Projects for the Clinical Services Department at In Home Health, Inc., a publicly-held company in Minnetonka, MN. From 1988 to 1991, Dr. Burns was Minneapolis Pharmacy Manager for Critical Care America, Inc., and from 1986 to 1988 he was a clinical pharmacist at Caremark Homecare, formerly an affiliate of Baxter Healthcare Corporation. Dr. Burns served as a Clinical Assistant Professor at the University of Minnesota College of Pharmacy from 1986 to 1993

Meetings And Committees Of The Board Of Directors

     During fiscal 1996, the Board of Directors held one meeting.

     The Company presently has no committees, but intends to form a compensation committee and audit committee after the seating of the Board of Directors following the Annual Meeting to consist of non-employee directors.

Compensation To Directors

     Directors' Fees and Bonuses. For services rendered in fiscal 1996, no member of the Company's Board of Directors received any fees or other compensation. During fiscal 1997, The Company does not intend to pay any cash compensation to its Directors.

     Stock Options/Consulting Fees To Directors. The Company intends to grant stock options for 15,000 shares to each elected Board member except David P. Lang during fiscal year 1997.



EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to the Company's current chief executive officer (the "Named Executive Officers"). No other executive officer had total annual compensation in fiscal 1998 (based on salary and bonus) exceeding $100,000.

Summary Compensation Table

Name and 			Annual Compensation	Long-Term		All Other
Principal Position	Year		Salary($)	Compensation	Compensation

David P. Lang		1996		75,000		0			0
Chief Executive		1995		75,000		0			0
Officer			1994		75,000		0			0

Options Grants and Exercises During Fiscal 1996
     The Company granted no options to Named Executive Officers during fiscal 1996, nor were any options exercised. The Company does not have any outstanding stock appreciation rights or stock options.

COMPLIANCE WITH REPORTING REQUIREMENTS OF EXCHANGE ACT

     Section 16 of the Securities Exchange Act of 1934, and the rules promulgated thereunder, requires the Company's officers, directors, and holders of 10% or more of its outstanding Common Stock to file certain reports with the Securities and Exchange Commission. To the Company's best knowledge, based solely on information provided to it by the reporting individuals, all of the reports required to be filed by these individuals have been filed.


RATIFICATION OF AUDITORS
(Proposal No. 2)

To ratify the appointment of Silverman Olson Thorvilson & Kaufmann, Ltd., as the Company's independent auditors for the current fiscal year ending May 31,
1997.     Silverman Olson Thorvilson & Kaufmann, Ltd. has served as the
Company's principal independent accountants to audit the Company's financial statements for the fiscal years 1992 through 1995. The Company is not required to have its financial statements audited for the fiscal year 1996 because of insufficient revenues. However, representatives of Silverman Olsen Thorvilson & Kaufmann are expected to be present at the Annual Meeting and will have the opportunity to make a statement, if they desire to do so, and to respond to appropriate questions. The Company has engaged Silverman Olsen Thorvilson & Kaufmann, Ltd. to conduct the audit of the Company's financial statements for the current fiscal year.



OTHER MATTERS

     The Board of Directors is not aware that any matter other than those described in the Notice will be presented for action at the meeting.




STOCKHOLDER PROPOSALS FOR 1997 ANNUAL MEETING

     All stockholder proposals intended to be presented at the 1997 Annual Stockholders' Meeting must be received by the Company at its offices on or before July 31, 1997.

     In addition, a stockholder must give notice to the Company prior to July 31, 1997, of any proposal which such stockholder intends to raise at the 1997 Annual Meeting. If the Company receives notice of such proposal after July 31, 1997, the persons named in the proxy solicited by the Company's Board of Directors for the 1997 Annual Meeting may exercise discretionary voting powers with respect to such proposal.

REPORT ON FORM 10-KSB

     A copy of the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1996, accompanies the Notice of Annual Meeting and Information Statement.

     It is important that Proxies be returned promptly. Stockholders who do not plan to attend the meeting in person are urged to complete, sign, date, and forward the Proxy by return mail.

                        BY THE ORDER OF THE BOARD OF DIRECTORS

October 4, 1996      	John D. Lang, Secretary





NOVACON COPRORATION

                       ANNUAL MEETING OF STOCKHOLDERS
                           WEDNESDAY, November 27, 1996
                                    4:00 PM

PROXY

THIS PROXY IS FOR USE AT THE ANNUAL MEETING ON NOVEMBER 27, 1996.

IF NO CHOICE IS SPECIFIED FOR A PROPOSAL, THE PROXY WILL NOT BE VOTED.

By signing the proxy, you revoke all prior proxies and vote your shares on the matters shown on the reverse side at the Annual Meeting and all adjournments.

                     SEE REVERSE FOR VOTING INSTRUCTIONS


1. Election of directors for    	Vote FOR        	Vote WITHHELD
   term ending in 1997:

David P. Lang		 	[ ]			[ ]
Kevin D. Burns			[ ]			[ ]
	Paul D. Rieff			[ ]			[ ]

2. Ratification of Auditors		[ ]			[ ]

THIS PROXY WHEN PROPERLY EXECUTED WILL BE VOTED AS DIRECTED OR, IF NO DIRECTION IS GIVEN, IT WILL NOT BE VOTED.

Address Change? Mark Box [ ]
Indicate changes below:                   Dated: _______________,1996

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