Form 10KSB
period 1997-05-31
NOVACON CORP
filed 2000-04-14
CIK 740571

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] 	ANNUAL REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT
      OF 1934 [Fee Required]
                   For the fiscal year ended May 31, 1997

[ ] 	TRANSITION REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
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

Check whether the issuer(1)has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No[X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

	The issuer's revenues for the fiscal year ended May 31, 1997 were $76,509.

     As of May 31, 1997, 10,722,904 shares of the issuer's Common Stock were deemed outstanding, and the aggregate market value of the Common Stock of the issuer (based upon the average of the closing bid and asked prices of the Common Stock at that date), excluding outstanding shares beneficially owned by the directors and executive officers was approximately $96,732.



DOCUMENTS INCORPORATED BY REFERENCE:
 Portions of the following document are incorporated herein by reference:

Part III -- The Registrant's Information Statement for its 1997 Annual Meeting (the "1996 Statement") to the extent specific sections are referred to herein.

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

	Substantial, Continuing Operating Losses. Novacon has incurred operating losses for the fiscal years ended May 31, 1997, 1996, 1995 and 1994 in the amounts of approximately $(123,155), $(125,081), $(219,880), and $(152,537),
respectively, and there is no assurance that substantial operating losses will not continue indefinitely. Novacon has incurred an accumulated deficit since its inception of approximately $(8,662,814) as of May 31, 1997. In the event Novacon is unable to eliminate continuing operating losses and acquire substantial new working capital, Novacon's business operations will cease and its stockholders will lose their entire investment.

	Working Capital Deficit. As of the fiscal year ended May 31, 1997, Novacon had a stockholders' deficit of approximately $46,151. At that date, the company's liabilties were approximately $186,534 and exceeded its assets of approximately $140,383 by approximately $46,151. Although approximately $100,000 of the company's debt represented accrued salaries payable to David
P. Lang, Novacon had a working capital deficit of approximately $55,524. Novacon immediately requires substantial working capital for which there is no assurance. In the event Novacon is unable to acquire substantial new working capital, Novacon's business operations may cease and its stockholders may lose their entire investment.

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

 	Dependence On Key Executive Management. Novacon's success will depend in large part upon the services of David P. Lang and other key employees.
The loss of the services of one or more key executives, and particularly
Mr. Lang, could have a material adverse effect on Novacon. Novacon's success will also depend in significant part upon its ability to attract and retain highly skilled management, marketing and other personnel. Competition for such personnel in the medical device industry is intense, and the company expects difficulty in finding sufficient numbers of qualified professional and marketing personnel. There can be no assurance that Novacon will be successful in attracting and retaining the quantity and quality of personnel that it needs.
	Novacon does not presently maintain key-man life insurance on its principal executives; however, it intends to secure such insurance during 1998. However, there is no assurance that the proceeds from such insurance, if any, would be adequate to identify and employ a successor and to compensate Novacon for the loss of such key executive.

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

Structure effective medical device marketing and distribution a lliances;

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

Research and Product Development

Elastomeric Infusion Pumps

     Novacon's research and development activities are primarily related to prototype development of alternative applications for its elastomeric infusion pump technology. Novacon obtains its product ideas from health care professionals whose opinions on products are actively solicited through field visits and personal relationships. No research and development expenses were incurred during fiscal 1997.


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

Government Regulation

     	Clinical testing, manufacture and sale of Novacon's products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state agencies. Novacon s required to register as a medical device manufacturer with the FDA. Novacon is subject to inspection on a routine basis by the FDA for compliance with the FDA's Quality Systems Regulation ("QSR"). These regulations impose certain procedural and documentation requirements upon Novacon with respect to manufacturing and quality assurance activities.
     	Under the Federal Food, Drug and Cosmetic Act (the "Act"), as amended, medical devices are classified into one of three classes (i.e., Class I, II, or III) on the basis of the controls necessary to reasonably ensure their safety and effectiveness. Safety and effectiveness can reasonably be assured for Class I devices through general controls (e.g., labeling, premarket notification and adherence to QSRs) and for Class II devices through the use of general and special controls (e.g., performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, Class III devices are those which must receive PMA by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed Class I or Class II devices).
     	Before a new device can be introduced to the market, the manufacturer generally must obtain FDA clearance through either a 510(k) premarket notification or a PMA. A 510(k) clearance will be granted if the submitted data establishes that the proposed device is "substantially equivalent" to a legallymarketed Class I or Class II medical device, or to a pre-amendment
Class III medical device for which the FDA has not called for PMAs.
Generally an application for 510(k) clearance only requires submission of a file, including design, manufacturing, test and marketing information, including labeling. However, in some cases the FDA requires clinical trials under an IDE (as defined below), even for products to be cleared under the 510(k) process. There can be no assurance that Novacon will obtain 510(k) premarket clearance for any of the devices for which it may file a 510(k) notice. The FDA may determine that the proposed device is not substantially equivalent, or that additional data are needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination, or a request for additional data, could delay the market introduction of new products that fall into this category and could have a material adverse effect on Novacon's business, financial condition and results of operations.
     	The FDA currently regulates disposable infusion pumps as Class II devices. Disposable infusion pumps have generally qualified for clearance under Section 510(k), although certain features of advanced pumps may require clinical validation. Novacon's elastomeric infusion pumps have all been cleared by the FDA pursuant to the Section 510(k) premarket notification process. Modifications or enhancements to Novacon's products that are cleared through the 510(k) process that could significantly affect safety or effectiveness will require new submissions. There can be no assurance that the FDA will approve new 510(k) notifications for any of these modifications. Novacon does not currently manufacture or market Class III medical devices or devices requiring PMA filings with the FDA. However, should any of the Company's future products be accorded PMA filing requirements, compliance with the following procedures is mandatory. A PMA must be filed if the proposed device is not substantially equivalent to a legally marketed device or if it is a pre-amendment Class III device for which the FDA has called for PMAs.
     	In order to obtain a PMA, a device that poses a significant risk to patients must undergo clinical evaluation under an Investigational Device Exemption ("IDE") that is granted by the FDA to permit testing of the device ina limited number of humans in clinical trials conducted at a restricted group of clinical sites. In addition to obtaining from the FDA an IDE approval to conduct a clinical trial, the sponsor of the investigational research must also obtain approval for the clinical research from an institutional review board or committee established for this purpose by each medical center where the trials will be conducted.
Clinical trials leading to a PMA are intensive and costly activities that usually extend over two or more years. As the clinical trial progresses under an IDE, the FDA may at certain milestones allow expansion of the scope of the trial to allow additional patients or additional clinical sites or both.
      Clinical trial results are presented to the FDA in a PMA application.
In addition to the results of clinical investigations, the applicant must submit other information relevant to the safety and efficacy of the device and/or the drug, including the results of non-clinical tests, a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed labeling. Such submissions are extremely detailed and complex, often involving thousands of pages. The FDA staff then reviews the submitted application and determines whether or not to accept the application for filing. There is no assurance that either the safety or efficacy data in these submissions will be deemed sufficiently complete and adequate by the FDA, and if they are not, a final determination by the FDA could be delayed while additional trials are performed or the project could be abandoned.
Such trials would add significant new costs to such a program, which would have a material adverse effect on Novacon's business, financial condition and results of operations.
     	If accepted for filing, the applications are further reviewed first by the FDA staff and, if appropriate, subsequently by an FDA scientific advisory panel comprised of physicians and others with expertise in the relevant field.
A public meeting is held before the advisory panel in which the PMA application is reviewed and discussed. The scientific advisory panel then issues a recommendation of approval or denial to the FDA or recommends approval with conditions. Although the FDA is not bound by the opinion of the advisory panel, the FDA tends to give considerable weight to panel recommendations. If the FDA's evaluations of the application are favorable, the FDA will subsequently publish an order approving the PMA application. Interested parties can file comments on the order and seek further FDA review.
     	Although by statute the FDA is granted 180 days in which to review a PMA NDA and either approve or disapprove it, in practice the FDA has often taken much longer. Generally, during the review, the FDA will request additional data and the applicant will agree to extend the review time. The FDA will make an initial assessment as to whether the PMA is sufficiently complete for review and may require the development and submission of additional data or analyses. The PMA processing in the past has typically lasted more than a year from the time of filing, and in some cases several years, but the FDA is being pressured to meet its statutory timelines. Many such reviews are now being completed within six months, but others are not, and there is no assurance when or if an application will be approved.
     	New PMA applications or PMA supplements are required for certain modifications to a device that is approved through the PMA process.
Supplements to a PMA application often require submission of the same type of information as for a PMA application except that the supplement is limited to information needed to support any changes from the product covered by the original PMA application and may not require the submission of clinical data or the convening of an advisory committee and corresponding review.
     	The PMA processes can be expensive, uncertain and lengthy, and a number of devices for which PMA approval has been sought have never been approved for marketing. There can be no assurance that Novacon will be able to obtain necessary regulatory approvals or clearances on a timely basis or at all for any of its products under development, and delays in receipt of or failure to receive such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on Novacon's business, financial condition and results of operations.
     	Approvals restrict devices to specifically labeled uses. The FDA actively enforces regulations prohibiting marketing of products for unapproved uses. The FDA also conducts inspections to determine whether
Novacon conforms with QSR, and subsequent QSR inspections will continue after the FDA approval.
     	Failure to comply with applicable regulatory requirements can result in, among other things, fines, injunctions, civil penalties, failure of the government to grant premarket clearance or premarket approval of devices or drugs, delays or suspensions or withdrawals of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions. Changes in existing requirements or adoption of new requirements could have a material adverse effect on Novacon's business, financial condition and results of operations.
     	The FDA can withdraw a PMA approval if new evidence or new information shows the device is no longer safe or effective, or if the FDA discovers that the PMA contains any untrue statement of material fact. Other reasons justifying withdrawal of a PMA by the FDA include, but are not limited to, failure to maintain required records or to file records and reports, new questions regarding manufacturing, and whether labeling is false or misleading.
     	There can be no assurance that the necessary approvals for the use of new generations of Novacon's elastomeric infusion pumps will be granted by the FDA or other authorities on a timely basis or at all, and delays in receipt of or failure to receive such approvals, or the loss of previously received approvals, could result in significant delays, substantial costs or even the cessation of operations relating to a product or group of products, and any of these could have a material adverse effect on the business, financial condition and results of operations of Novacon.
     	Exports of products subject to 510(k) notification requirements, but not yet cleared to market, are permitted without FDA export approval, provided that certain requirements are met. Unapproved products subject to PMA requirements must receive prior FDA export approval unless they are approved for use by any member country of the EU and certain other countries, including Australia, Canada, Israel, Japan, New Zealand, Switzerland and South Africa, in which case they can be exported to any country without prior FDA approval. International sales are subject to foreign government regulation, the requirements of which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. A medical device company must obtain the CE Mark prior to sale within the EU of certain medical devices, including implantable products. During this process, the sponsor must demonstrate compliance with ISO manufacturing and quality requirements. As is the case with QSR inspections in the U.S., inspections by various foreign bodies will continue in the EU on a periodic basis after receipt of the CE Mark.
     	Novacon also is subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. Additionally, Novacon must comply with various FDA, and in some cases Federal Trade Commission, requirements for design, safety, advertising, labeling, record keeping and reporting of adverse experiences with the use of a product. There can be no assurance that Novacon will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon Novacon's ability to do business.

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

Employees

     	As of May 31, 1997, Novacon employed 2 full-time persons: David P. Lang, Chief Executive Officer and President; and John D. Lang, Manager, Operations. Additionally, the company engages consultants from time-to-time for marketing, regulatory and other business matters. As the company's operations expand it expects to employ an administrative assistant, one or more product managers, regulatory/legal counsel and part-time warehouse staff as circumstances warrant during the next 24 months. None of the Company's employees are expected to be subject to collective bargaining agreements.


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

Common Stock


                                                               HIGH     LOW

1996
  Fourth Quarter Ended May 31, 1997........................   $ .01     .01
  Third Quarter Ended February 28 1997......................    .01     .01
  Second Quarter Ended November 30, 1996....................    .01     .01
  First Quarter Ended August 30, 1996.......................    .01     .01
1995
  Fourth Quarter Ended May 31, 1996.........................  $ .02     .01
  Third Quarter Ended February 28, 1996....................     .01     .01
  Second Quarter Ended November 30,1995.....................    .01     .01
  First Quarter Ended August 30, 1995.......................    .01     .01

Record Holders

     	The last reported sale price of the Common Stock on the Nasdaq Bulletin Board on May 31, 1997 was $0.01. As of May 31, 1997, there were approximately 1,250 stockholders of record of the Company's Common Stock.

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


ITEM 6. SELECTED FINANCIAL DATA

     	The following table summarizes certain selected financial data, which should be read in conjunction with the Company's financial statements and notes thereto included elsewhere herein and with "MANAGEMENT'S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." The selected consolidated financial data as of May 31, 1997, 1996, 1995 and 1994, have been derived from the audited financial statements of Novacon Corporation.

		                  Year Ended	Year Ended   Year Ended    Year Ended
		                 May 31,1997	May 31,1996  May 31,1995   May 31,1994
STATEMENT OF OPERATIONS:

REVENUES                $	 76,509	  77,083	   22,016 	          0

COST OF GOODS SOLD		       43,016    28,098	   21,563             0

GROSS PROFIT		            	 33,493	  48,985	      453	          0

OPERATING EXPENSES
Selling, G & A	            156,648	 174,066	  220,333	    152,537

OPERATING INCOME (LOSS)	     (123,155)	(125,081)	 (219,880)     (152,537)

INTEREST INCOME (EXPENSE)      (9,371)	  (6,293)	   (3,249)      (15,433)

EXTRAORDINARY ITEM		   -  	  36,145 	  480,321	    670,964

NET INCOME (LOSS)		           (132,526)	 (95,229)	  257,192       502,984

NET INCOME (LOSS) PER SHARE $   (0.01)      (0.01)        0.02          0.05

WEIGHTED AVERAGE SHARES      10,722,904	10,722,904	 10,612,748    9,779,404
OUTSTANDING

CASH FLOW DATA:
Cash flow from (used in)
Operations             	      (137,050)   (140,564)    (153,676)	   415,800
Cash flow used in
investing activities           185,475     128,799       71,894     (429,000)
Cash flow from (used in)
financing activities   	       (93,410)     56,838       56,838       63,722





ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
     Novacon designs, develops, manufactures, and markets disposable elastomeric infusion pumps for pain management and other developing infusion therapies. Substantially all the Company's sales revenues since 1994 have been generated by sales of these infusion pumps. The Company recorded extraordinary income associated with the sale of its equity interest in Qinming Medical, Inc. (a Chinese-American joint venture), royalties, and gains on debt extinguishments of $36,145, $480,321, $670,964, and $376,572 during fiscal 1996, 1995, 1994, and 1993, respectively. No extraordinary items were recorded during fiscal 1997.

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

     The Company has an accumulated deficit of $8,662,814 as of May 31, 1997 and has incurred annual operating losses for the past five years. If the Company does not achieve an operating profit during 1998, it may be unable to continue in business. See Note 2, Financial Statements.

     Product development and manufacturing operations have focused on disposable elastomeric infusion pumps. Future development of the infusion pump product line will focus upon improving the existing technology for its current use in pain management treatment and the utilization of this technology for the treatment of other medical conditions.

Results of Operations

     The following discussion sets forth for the years indicated the percentage relationship to net sales of certain items in the Company's statements of operations and the percentage changes in the dollar amounts of such items on a comparative basis for the three fiscal years ended May 31, 1997:

Fiscal Year 1997 and Fiscal Year 1996:

Net Sales. Net sales decreased 1% in 1997 over 1996 to $76,509 from $77,083. Cost of Sales and Operating Expenses. Cost of sales increased 53% in 1997 over 1996 to $43,016 from $28,098, or 56% and 36% of net sales, respectively. As a percentage of net sales, selling and general and administrative expenses in 1997 were 205% or $156,648, which included no research and development expenses.

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

Liquidity and Capital Resources

Novacon has financed its operations in recent years primarily through cash flows from operations and loans from a director. The Company has not secured any equity funding since its initial public offering in 1985 and a secondary offering in 1987. In 1996 the Company obtained $30,000 from three individuals through the issuance of convertible promissory notes. No additional funding was secured during 1997.

Capital expenditures were less than $2,500 for fiscal 1997, 1996 and 1995, respectively. The Company's 1997 and 1996 capital expenditures included computer and software equipment.

Management believes that the Company's current level of cash and cash equivalents are not sufficient to meet its needs for working capital and capital expenditures for the next twelve months. The Company's recurring losses, negative cash flow from operations and net working capital deficiency raise substantial doubt about its ability to continue as a going concern without internal restructuring and obtaining additional capital. The 1997 financial statements do not include any adjustments that might result from the outcome of this uncertainty. Furthermore, the majority of the Company purchases of raw materials are paid for in the Japanese yen currency. The exchange rate between the U.S. dollar and the Japanese yen has demonstrated serious volatility over the past years, which could have an adverse affect on the Company's effort to achieve profitable operations. The Company's ability to continue operations is dependent upon its ability to obtain additional capital and working capital, which is subject to and will depend upon numerous factors, including an increase in sales for existing and new applications for the Company's infusion pump product line and achievement of profitable operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE

     Not Applicable.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

     	The following financial statements of Novacon Corporation are included in Item 8:

   Balance Sheet for the years ended May 31, 1997 and 1996.............page 27
   Statement of operations for the years ended May 31, 1997 and 1996...page 28
   Statement of Changes in Shareholder Equity (Deficit)................page 29
   Notes to Financial Statements.......................................page 31


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

______________
David P. Lang
Director
April 4, 2000








NOVACON CORPORATION



FINANCIAL STATEMENTS


FOR THE YEARS ENDED
MAY 31, 1997 and 1996





NOVACON CORPORATION


BALANCE SHEET


For the years ended May 31, 1997 and 1996
ASSETS
	                                          1997                     1996
Current assets:
Cash                                     $       571                   45,556
Accounts Receivable                           25,999                   15,017
Inventory                                     75,484                   71,525
Other current assets   (Note 3)               28,956                  188,433
Total current assets                         131,010                  320,531

Property and Equipment (Note 4)                9,373                    8,866
Contract Receivable    (Note 3)                  -                     28,956

Total assets                               $ 140,383                  358,353


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Notes Payable-related parties (Note 5)         17,200                  92,260
Notes payable-third parties (Note 6)           30,000                  18,350
Accounts payable                               31,327                  20,863
Accrued compensation and payroll taxes        100,764                  99,243
Other accrued expenses                           -                     11,262

Total Current Liabilities                     186,534                 241,978

Notes Payable-third parties (Note 6)            -                      30,000

Total Liabilities                             186,534                 271,978

Commitments (Note 7)

Shareholders' equity (deficit)
Common stock, $.01 par value,
15,000,000 shares authorized,
10,722,904 shares issued, and outstanding     107,229                  107,229
Paid-in capital                             8,509,434                8,509,434
Accumulated deficit                        (8,662,814)              (8,530,288)

Total shareholders' equity (deficit)          (46,151)                  86,375

Total liabilities &
shareholders' equity (deficit)                140,383                  358,353


See accompanying notes to financial statements







NOVACON CORPORATION


STATEMENT OF OPERATIONS
(unaudited)

                        For the years ended May 31, 1997 and 1996

                                          1997                       1996
Net sales                            $    76,509                    77,083
Cost of Goods Sold                        43,016                    28,098
Gross profit                              33,493                    48,985

General & Administrative expenses        156,648                   174,066

Loss from operations                    (123,155)                 (125,081)

Other income (expenses)                   (9,371)                   (6,293)
Extraordinary item (Note 9)                  -                      36,145

Net loss                                (132,526)                  (95,229)



Per share data:
Loss per share of common stock:           $(0.01)                   (0.01)
Weighted average number of
shares outstanding                      10,722,904                10,722,904




See accompanying notes to financial statements






NOVACON CORPORATION



STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

For the years ended May 31, 1997 and 1996

                                                                  Total
                                       Additional                 Shareholders'
                      Common Stock     Paid-in      Accumulated   Equity
                     Shares    Amount  Capital      Deficit       (Deficit)

Balances at
May 31, 1995       10,722,904 $107,229 $8,509,434   $(8,435,059)  $181,604
Net loss               -          -        -            (95,229)   (95,229)

Balances at
May 31, 1996       10,722,904 $107,229 $8,509,434   $(8,530,288)  $ 86,375
Net loss                                               (132,566)  (132,526)

Balances at
May 31, 1997       10,722,904 $107,229 $8,509,434   $(8,662,814)  $(46,151)



See accompanying notes to financial statements





NOVACON CORPORATION

STATEMENT OF CASH FLOWS
For the years ended May 31, 1997 and 1996

                                                         1997            1996
Cash flows from operating activities:
Net Income (loss)                                $    (132,526)        (95,229)
   Adjustments to reconcile net loss to
   Net cash used in operating activities:
      Extraordinary item                                  -            (36,145)
      Accumulated depreciation                           1,951           1,666
   (Increase) decrease in assets:
        Accounts receivable                            (10,982)        (11,996)
        Inventory                                       (3,959)        (34,471)
        Deferred financing costs                          -               -
        Other current assets                               500           3,919
        Prepaid inventory                                   -              -
   (Increase (decrease) in liabilities:
        Accounts payable                                10,464         (48,346)
        Accrued expenses                                (2,458)         80,038

            Net cash used in operating activities:    (137,050)       (140,564)

Cash flows from investing activities:
   Payments received on contract receivable            187,933         132,111
   Purchase of property and equipment                   (2,458)         (3,312)

            Net cash provided by investing activities: 185,475         128,799

Cash flows from financing activities:
   Net issuance (repayment) of notes
   payable-related parties                             (75,060)          8,488
   Net issuance (repayment) of notes
   payable-third parties                               (18,350)         48,350

            Net cash used in financing                 (93,410)         56,838

Increase (decrease) in cash)                           (44,985)         45,073

Cash - beginning of year                                45,556             483

Cash - end of year                                         571          45,556



During 1996:
The Company extinguished $36,145 of accounts payable, resulting in extraordinary income of $36,145.



                  See accompanying notes to financial statements


NOVACON CORPORATION


NOTES TO FINANCIAL STATEMENTS

For the years ended May 31, 1997 and 1996



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


Note 2:  Continued Existence and Management's Plan

During 1997, the Company incurred a net loss of $132,526 and a negative cash flow from operations of $137,050, resulting in a working capital deficit of $55,524 and an accumulated deficit totaling $8,662,814 at May 31, 1997. Given these circumstances and the Company's expected cash requirements in 1998, significant internal restructuring and additional capital investment will be necessary to sustain the Company's operations.

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

Note 3:  Contract Receivable
Contract receivable consisted of the balance owed to the Company from the 1992 sale of its 49% interest in a Chinese joint venture, QM Medical, Inc., to its 51% owner, Qinling Semiconductor Factory. The contract receivable is guaranteed by Changling Machine Factory. Pursuant to the contract, the Company received $187,933 and 132,111 in 1997 and 1996, respectively. The final payment of $28,956 was received by the Company in November, 1997.

Note 4:  Property and Equipment

Property and equipment consisted of the following at May 31:
Office equipment                $8,479
Computer equipment               5,397
Less accumulated depreciation   (4,503)
Property and equipment, net     $9,373

Depreciation expense was $1,951 and $1,666 in 1997 and 1996, respectively.


Note 5:  Notes Payable-Related Parties

Notes payable-related parties consisted of various notes payable to an officer/shareholder. The notes bear interest at variable rates from 0% to 15%, are unsecured and due upon demand.


Note 6:  Notes Payable-Third Parties

Notes payable-third parties consisted of the following at May 31:
Convertible notes payable-interest bearing at 18%, unsecured and due in November, 1997 and March, 1998. The notes are convertible into 300,000 shares of common stock at the option of the note holder at maturity or until paid in full.
                                              1997               1996

Convertible Notes payable-18%            $  30,000          $  30,000
Interest due inNovember, 1997 and
March, 1998.  Notes are convertible
Into 300,000 shares of common stock
At the option of the noteholder at
Maturity or until paid in full

Other notes payable-interest bearing
at rates from 10%-12%, unsecured and
ue in June, 1996                              -                18,350

Total notes payable-
Third parties                            $  30,000          $  48,350


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

As of May 31, 1997, the Company had 500,000 non-qualified options outstanding to an officer/director at an exercise price of $.09 per share. The option expires in December, 1997.

During fiscal 1997, no shares of common stock were purchased through the exercise of options.


Note 8:  Significant Suppliers and Customers

During 1997 and 1996, the Company purchased substantially all its component inventory of infusion balloon/shaft assemblies and related supplies from a Japanese corporation. Total purchases from this supplier aggregated $29,002 and $51,291 in 1997 and 1996, respectively.

During 1997, the Company made sales to four customers representing approximately 11%, 17%, 25% and 28% of total sales. In 1996, the Company made sales to three cyustomers representing approximately 12%, 21% and 30% of sales.


Note 9:  Income taxes

At May 31, 1997, the Company had net operating loss carryforwards as follows for income tax purposes:




                  Carryforward             Net Operating
                    Expires                    Loss
                    May 31                 Carryforwards
                    1998                       843,681
                    1999                     1,195,200
                    2000                     1,756,188
                    2001                     2,387,027
                    2002                       803,884
                    2003                       531,839
                    2004                        83,377
                    2005                       762,681
                    2007                        45,923
                    2011                        22,000
                    2012                       131,000

                      Total              $   8,562,800




The utilization of the carryforwards is dependent upon the ability to generate sufficient taxable income during the carryforward period. In addition, utilization of these carryforwards may be limited due to ownership changes as defined in the Internal Revenue Code



NOVACON CORPORATION



INDEX TO EXHIBITS


I. Schedule 14C Information.....................................page 36

II. Information Statement for 1997 Shareholders' Meeting........page 38






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

       ------------------------------------------------------------------------
    (2) Form, Schedule or Registration Statement No.:

       ------------------------------------------------------------------------
    (3) Filing Party:

       ------------------------------------------------------------------------
    (4) Date Filed:

       ------------------------------------------------------------------------


Exhibit II


October 8, 1997


Dear Stockholder:

	You are cordially invited to attend the 1997 Annual Meeting of Stockholders of Novacon Corporation. The meeting will be held on Wednesday, November 19, 1996, at 4:00 p.m. local time at 2116 Second Avenue South, Minneapolis, Minnesota 55404. We suggest that you carefully read the enclosed Notice of Annual Meeting and Information Statement.

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

Very truly yours,



David P. Lang
Chief Executive Officer and President







NOVACON CORPORATION
5451 Hilltop Avenue
Lake Elmo, Minnesota 55042-9539

                  --------------------------------------------------
NOTICE OF ANNUAL MEETING OF STOCKHOLDERS
November 19, 1997
                 ---------------------------------------------------

TO OUR STOCKHOLDERS:

     Please take notice that the Annual Meeting of the Stockholders of Novacon Corporation, a Delaware corporation (the "Company"), will be held at 2116 Second Avenue South, Minneapolis, Minnesota 55404, on Wednesday, November 19, 1997, at 4:00 p.m. Minneapolis time, to consider and vote upon the following matters:

1. Election of three directors to serve a one-year term, or until their respective successors are elected and qualified.

2. To ratify the appointment of Silverman Olson Thorvilson & Kaufmann, Ltd., as the Company's independent auditors for the current fiscal year ending May 31, 1998.

3. To transact such other business as may be properly brought before the Annual Meeting or any adjournments thereof.

     The Board of Directors of the Company has fixed the close of business on October 24, 1997, as the record date for the determination of stockholders entitled to notice of and to vote at the Annual Meeting. The transfer books of the Company will not be closed.

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

                              BY THE ORDER OF THE BOARD OF DIRECTORS

                              John D. Lang, Secretary
Dated:  October 8, 1997














NOVACON CORPORATION
5451 Hilltop Avenue
Lake Elmo, Minnesota 55042

                     ------------------------------------------

INFORMATION STATEMENT
ANNUAL MEETING OF STOCKHOLDERS
                                  November 19, 1997

                     ------------------------------------------

INTRODUCTION

	The Annual Meeting of Stockholders of Novacon Corporation (the "Company") will be held on Wednesday, November 19, 1997, at 4:00 p.m. local time at 2116 Second Avenue South, Minneapolis, Minnesota 55404, or at any adjournments thereof (the "Annual Meeting"), for the purposes set forth in the Notice of Meeting.

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

     The person giving the enclosed Proxy has the power to revoke it at any time prior to the convening of the Annual Meeting. Revocation must be in writing, signed in exactly the same manner as the Proxy, and dated.
Revocations of Proxy will be honored if received at the offices of the Company, addressed to John D. Lang, Secretary, on or before November 7, 1997. In addition, on the day of the meeting, prior to the convening thereof, revocations may be delivered to the tellers, who will be seated at the door of the meeting room. Revocation may also be effected by delivery prior to commencement of the meeting of an executed, later dated Proxy. Unless revoked, all properly executed Proxies received in time will be voted.

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

     The Annual Report of the Company on Form 10-KSB, including financial statements, for the fiscal year ended May 31, 1997 is being mailed with this notification. Copies of this Information Statement and Proxies will first be mailed to stockholders beginning on or about October 15, 1997.



VOTING OF SHARES

     Only stockholders of record at the close of business on October 24, 1997 are entitled to notice of and to vote at the Annual Meeting or any adjournment thereof. As of that date, there were issued and outstanding 10,722,904 shares of Common Stock of the Company, the only class of securities of the Company entitled to vote at the meeting. Each stockholder of record is entitled to one vote for each share registered in his or her name as of the record date. The Articles of Incorporation of the Company do not grant stockholders the right to vote cumulatively for the election of directors. No stockholder will have appraisal rights or similar dissenter's rights as a result of any matters expected to be voted on at the meeting. The presence in person or by proxy of holders of a majority of shares of the Common Stock entitled to vote at the Annual Meeting will constitute a quorum for the transaction of business.

PRINCIPAL STOCKHOLDERS AND BENEFICIAL OWNERSHIP OF MANAGEMENT

     The following table sets forth certain information as of October 1, 1997 derived from the Company's records or provided by the holders with respect to the stock ownership of all persons known by the Company to be beneficial owners of more than five percent of its outstanding Common Stock, all directors and nominees to become directors, all Named Executive Officers (as defined herein), and all officers and directors of the Company as a group. Except where otherwise indicated, all persons have sole voting power and sole investment power with respect to the shares indicated:

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
as a group (3 persons)

(1) As of October 1, 1997, unless noted. Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting power and investment power with respect to such shares.

(2) Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such person or group.

(3)   Includes stock option as a Director




ELECTION OF DIRECTORS
(Proposal No. 1)

Nomination

The Company's Articles of Incorporation provide that the Board of Directors shall consist of not less than three or more than seven members, as determined from time to time by the Board. Directors serve a one-year term. At the 1997 Annual Meeting, three directors will be elected to hold office for a term expiring at the Annual Meeting of stockholders to be held in 1998, and until his successor has been elected and qualified, or until his death, resignation, or removal, if earlier.

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

Certain information regarding the nominees and the continuing director of the Company is set forth below:


Nominees For Director (Term Expiring In 1998)

	David P. Lang, age 51, has been the Chief Executive Officer, President and Chief Financial Officer of Novacon Corporation since April 1986. Mr. Lang has held international marketing management positions with Medtronic Europe, S.A., Paris, France (a subsidiary of Medtronic, Inc.) (1970 to 1975); Medical Europe GmbH, Munich, Germany (a subsidiary of Medical, Inc. (1975 to 1977), Cyberex Corporation (1979-1981), and Novacon (1982 to present). Mr. Lang has over 15 years experience of doing business in China, having negotiated the first Sino-American medical electronics joint venture in 1985; he has lectured at the University of Minnesota and taught Chinese and international business courses at Metropolitan State University. He is also Vice Chairman, Qinming Medical, Inc. Mr. Lang is a graduate of Harvard College, B.A., 1968.

Paul D. Rieff, age 61, has been Managing Director of Asia Cardiovascular Products (ACP), Hong Kong, a wholly-owned subsidiary of Getz Bros. & Co., Inc., San Francisco, CA since 1985. ACP is a multinational distributor of cardiovascular medical devices in the Austral-Asian region. Mr. Rieff has held previous international management positions with several medical device manufacturers, including Medtronic, Inc., and Medical, Inc. Mr. Rieff is a graduate of the University of Minnesota, B.A. 1959.


Kevin D. Burns, Pharm.D., age 36, is Director of Special Projects for the Clinical Services Department at In Home Health, Inc., a publicly-held company in Minnetonka, MN. From 1988 to 1991, Dr. Burns was Minneapolis Pharmacy Manager for Critical Care America, Inc., and from 1986 to 1988 he was a clinical pharmacist at Caremark Homecare, formerly an affiliate of Baxter Healthcare Corporation. Dr. Burns served as a Clinical Assistant Professor at the University of Minnesota College of Pharmacy from 1986 to 1993

Meetings And Committees Of The Board Of Directors

     During fiscal 1997, the Board of Directors held one meeting.

     The Company presently has no committees, but intends to form a compensation committee and audit committee after the seating of the Board of Directors following the Annual Meeting to consist of non-employee directors.

Compensation To Directors

     Directors' Fees and Bonuses. For services rendered in fiscal 1997, no member of the Company's Board of Directors received any fees or other compensation. During fiscal 1998, The Company does not intend to pay any cash compensation to its Directors.

     Stock Options/Consulting Fees To Directors. The Company intends to grant stock options for 15,000 shares to each elected Board member except David P. Lang during fiscal year 1998.



EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to the Company's current chief executive officer (the "Named Executive Officers"). No other executive officer had total annual compensation in fiscal 1997 (based on salary and bonus) exceeding $100,000.

Summary Compensation Table

Name and 			Annual Compensation	Long-Term		All Other
Principal Position	Year		Salary($)	Compensation	Compensation

David P. Lang	  	1997		75,000		0			0
Chief Executive		1996		75,000		0			0
Officer		       	1995		75,000		0			0

Options Grants and Exercises During Fiscal 1997
     The Company granted no options to Named Executive Officers during fiscal 1997, nor were any options exercised. The Company does not have any outstanding stock appreciation rights or stock options.

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


RATIFICATION OF AUDITORS
(Proposal No. 2)

To ratify the appointment of Silverman Olson Thorvilson & Kaufmann, Ltd., as the Company's independent auditors for the current fiscal year ending May 31,
1998.     Silverman Olson Thorvilson & Kaufmann, Ltd. has served as the
Company's principal independent accountants to audit the Company's financial statements for the fiscal years 1992 through 1995. The Company is not required to have its financial statements audited for the fiscal year 1997 because of insufficient revenues. However, representatives of Silverman Olsen Thorvilson & Kaufmann are expected to be present at the Annual Meeting and will have the opportunity to make a statement, if they desire to do so, and to respond to appropriate questions. The Company has engaged Silverman Olsen Thorvilson & Kaufmann, Ltd. to conduct the audit of the Company's financial statements for the current fiscal year.



OTHER MATTERS

     The Board of Directors is not aware that any matter other than those described in the Notice will be presented for action at the meeting.




STOCKHOLDER PROPOSALS FOR 1998 ANNUAL MEETING

     All stockholder proposals intended to be presented at the 1998 Annual Stockholders' Meeting must be received by the Company at its offices on or before July 31, 1998.

     In addition, a stockholder must give notice to the Company prior to July 31, 1998, of any proposal which such stockholder intends to raise at the 1998 Annual Meeting. If the Company receives notice of such proposal after July 31, 1998, the persons named in the proxy solicited by the Company's Board of Directors for the 1998 Annual Meeting may exercise discretionary voting powers with respect to such proposal.

REPORT ON FORM 10-KSB

     A copy of the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1997, accompanies the Notice of Annual Meeting and Information Statement.

     It is important that Proxies be returned promptly. Stockholders who do not plan to attend the meeting in person are urged to complete, sign, date, and forward the Proxy by return mail.

                        BY THE ORDER OF THE BOARD OF DIRECTORS

October 8, 1997      	John D. Lang, Secretary








NOVACON COPRORATION

                       ANNUAL MEETING OF STOCKHOLDERS
                           WEDNESDAY, November 19, 1997
                                    4:00 PM

PROXY

THIS PROXY IS FOR USE AT THE ANNUAL MEETING ON NOVEMBER 19, 1997.

IF NO CHOICE IS SPECIFIED FOR A PROPOSAL, THE PROXY WILL NOT BE VOTED.

By signing the proxy, you revoke all prior proxies and vote your shares on the matters shown on the reverse side at the Annual Meeting and all adjournments.

                     SEE REVERSE FOR VOTING INSTRUCTIONS


1. Election of directors for    	Vote FOR        	Vote WITHHELD
   term ending in 1998:

David P. Lang			         [ ]			[ ]
Kevin D. Burns			         [ ]			[ ]
	Paul D. Rieff		     	[ ]			[ ]

2. Ratification of Auditors		[ ]			[ ]

THIS PROXY WHEN PROPERLY EXECUTED WILL BE VOTED AS DIRECTED OR, IF NO DIRECTION IS GIVEN, IT WILL NOT BE VOTED.

Address Change? Mark Box [ ]
Indicate changes below:                   Dated: _______________,1997

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