Form 10KSB
period 1998-05-31
NOVACON CORP
filed 2000-04-14
CIK 740571

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-KSB

[X] 	ANNUAL REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT
      OF 1934 [Fee Required]
              For the fiscal year ended May 31, 1998

[ ] 	TRANSITION REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
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

           5451 HILLTOP AVENUE NO., SAINT PAUL, MN 55042
         (Address of principal executive offices) Zip Code)

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

The issuer's revenues for the fiscal year ended May 31, 1998 were $61,740.

As of May 31, 1998, 10,722,904 shares of the issuer's Common Stock were deemed outstanding, and the aggregate market value of the Common Stock of the issuer (based upon the average of the closing bid and asked prices of the Common Stock at that date), excluding outstanding shares beneficially owned by the directors and executive officers was approximately $193,463.



DOCUMENTS INCORPORATED BY REFERENCE:
 Portions of the following document are incorporated herein by reference:

Part III -- The Registrant's Information Statement for its 1998 Annual Meeting (the "1998 Statement") to the extent specific sections are referred to herein.

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

	Substantial, Continuing Operating Losses. Novacon has incurred operating losses for the fiscal years ended May 31, 1998, 1997, 1996 and 1995 in the amounts of approximately $(102,712), $(123,155), $(125,081), and $(219,880), respectively, and there is no assurance that substantial operating losses will not continue indefinitely. Novacon has incurred an accumulated deficit since its inception of approximately $(8,765,526) as of May 31, 1998. In the event Novacon is unable to eliminate continuing operating losses and acquire substantial new working capital, Novacon's business operations will cease and its stockholders will lose their entire investment.

	Working Capital Deficit. As of the fiscal year ended May 31, 1998, Novacon had a stockholders' deficit of approximately $148,863. At that date, the company's liabilities were approximately $266,580 and exceeded its assets of approximately $117,717 by approximately $148,863. Although approximately $172,000 of the company's debt represented accrued salaries payable to David P. Lang, Novacon had a working capital deficit of approximately $159,716. Novacon immediately requires substantial working capital for which there is no assurance. In the event Novacon is unable to acquire substantial new working capital, Novacon's business operations may cease and its stockholders may lose their entire investment.

	Government Regulation and Other Related Matters. Government and private sector initiatives to limit the growth of health care costs, including price regulation and competitive pricing, are continuing in many countries where Novacon expects to conduct business, including the United States. These changes are causing the marketplace to put increased emphasis on the delivery of more cost-effective medical therapies. Although Novacon believes it is well positioned to respond to changes resulting from this worldwide trend toward cost containment, the uncertainty as to the outcome of any proposed legislation or changes in the marketplace precludes Novacon from predicting the impact these changes may have on future operating results.
In keeping with the increased emphasis on cost effectiveness in health care delivery, the current trend among hospitals and other customers of medical device manufacturers is to consolidate into larger purchasing groups to enhance purchasing power. The medical device industry has also been consolidating rapidly, partly in order to offer a broader range of products to large purchasers. As a result, transactions with customers are more significant, more complex and tend to involve more long-term contracts than in the past. This enhanced purchasing power may also increase the pressure on product pricing, although management is unable to estimate the potential impact at this time. In the United States, the Food and Drug Administration (the "FDA"), among other governmental agencies, is responsible for regulating the introduction of new medical devices, including laboratory and manufacturing practices, labeling and record-keeping for medical devices, and review of manufacturers' required reports of adverse experience to identify potential problems with marketed medical devices. The FDA can ban certain medical devices, detain or seize adulterated or misbranded medical devices, order repair, replacement, or refund of such devices, and require notification of health professionals and others with regard to medical devices that present unreasonable risks of substantial harm to the public health. The FDA may also enjoin and restrain certain violations of the Food, Drug and Cosmetic Act and the Safe Medical Devices Act pertaining to medical devices, r initiate action for criminal prosecution of such violations. Moreover, the FDA administers certain controls over the export of such devices from the United States. All of the medical devices that Novacon markets, or expects to market are in a category for which the FDA has implemented stringent clinical investigation and pre-market clearance requirements. Any delay or acceleration experienced by Novacon in obtaining regulatory approvals to conduct clinical trials or in obtaining required market clearances may affect Novacon's operations or the market's expectations for the timing of such events and, consequently, the market price for Novacon's common stock. Medical device laws are also in effect in many of the countries in which Novacon will do business outside the United States. These range from comprehensive device approval requirements for some or all of Novacon's medical device products to requests for product data or certifications. The number and scope of these requirements are increasing. In the early 1990's the review time by the FDA to clear medical devices for commercial release lengthened and the number of clearances, both of 510(k) submissions and pre-market approval applications ("PMA's"), decreased. In response to public and congressional concern, the FDA Modernization Act of 1997 was adopted with the intent of bringing better definition to the clearance process. Although it is expected that the 1997
Act will result in improved cycle times for product clearance, there can be no assurance that the FDA review process will not involve delays or that clearances will be granted on a timely basis. Novacon is also subject to various environmental laws and regulations both within and outside the United States. The operations of the company, like those of other medical device companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. While it is difficult to quantify the potential impact of compliance with environmental protection laws, management believes that such compliance will not have a material impact on the company's financial position, results of operations or liquidity.

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

	Company Medical Device Products May Be Dependent On Third-Party Payor Approvals. United States health care providers, including hospitals and physicians, that purchase medical devices generally rely on third party payors, principally federal Medicare, state Medicaid and private health care insurance plans, to reimburse all or part of the costs and fees associated with the procedures performed using these devices. Novacon's success will depend upon, among other things, the ability of health care providers to obtain satisfactory reimbursement from third party payors for medical procedures in which the company's medical device products are used. Third party payors may deny reimbursement if they determine that a prescribed device has not received appropriate regulatory clearances or approvals, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. If FDA clearance or approval were received, third party reimbursement would also depend upon decisions by the United States Health Care Financing Administration for Medicare, as well as individual health maintenance organizations, private insurers and other payors. Reimbursements in international markets vary significantly by country and by region within some countries, and reimbursement approvals may be obtained on a country-by -country basis. Many international markets have government managed health care systems that control reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. There can be no assurance that reimbursement for Novacon's product lines will be available or, if available, that such reimbursement will be available in sufficient amounts in the United States or international markets under either government or private reimbursement systems, or that physicians will support and advocate reimbursement for procedures using the company's product lines. Failure by hospitals and physicians and other users of Novacon's product lines to obtain reimbursement from third party payors or changes in government and private party payor policies toward reimbursement for procedures employing Novacon's product lines would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, Novacon is unable to predict what additional legislation or regulation, if any, relating to the health care industry or third party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have on the Company.

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


Medical Device Products

Elastomeric Infusion Pumps

     	Novacon's elastomeric infusion pumps are medical devices used to infuse drug solutions into a patient at a controlled rate using elastomeric pressure to propel the solution through either an epidural catheter or an intravenous tubing line. Novacon's infusion pumps are small and lightweight, and are designed to be worn under the patient's clothing, on a belt, in a pocket or elsewhere in order not to interfere with normal daily activities. Novacon manufactures and sells 15 elastomeric infusion pump models with medication capacities ranging from 20ml to 200ml and infusion durations ranging from 0.5 hours to 200 hours. Novacon's elastomeric infusion pumps deliver medication at a constant flow rate throughout the designated medication infusion period. Novacon believes that its elastomeric infusion pumps offer a cost-effective infusion system alternative to electro/ mechanical infusion pumps. Novacon acquired rights to manufacture and market the dib(tm) infusion balloon pump technology from DIB International Company, Ltd., Tokyo, Japan, in February, 1993. The term of the agreement is five years.

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

Research and Product Development

Elastomeric Infusion Pumps

Novacon's research and development activities are primarily related to prototype development of alternative applications for its elastomeric infusion pump technology. Novacon obtains its product ideas from health care professionals whose opinions on products are actively solicited through field visits and personal relationships. No research and development expenses were incurred during fiscal 1998.


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

Employees

     	As of May 31, 1998, Novacon employed 2 full-time persons: David P. Lang, Chief Executive Officer and President; and John D. Lang, Manager, Operations. Additionally, the company engages consultants from time-to-time for marketing, regulatory and other business matters. As the company's operations expand it expects to employ an administrative assistant, one or more product managers, regulatory/legal counsel and part-time warehouse staff as circumstances warrant during the next 24 months. None of the Company's employees are expected to be subject to collective bargaining agreements.


ITEM 2. DESCRIPTION OF PROPERTY

     	Novacon leases approximately 600 square feet of administrative office space in Lake Elmo, Minnesota, from David P. Lang, Novacon's Chairman and Chief Executive Officer, on a $700 monthly rental basis. Novacon believes its space requirements for the foreseeable future are adequate.

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

Common Stock


                                                               HIGH     LOW

1996
  Fourth Quarter Ended May 31, 1998.........................  $ .02     .01
  Third Quarter Ended February 28 1998......................    .02     .01
  Second Quarter Ended November 30, 1997....................    .01     .01
  First Quarter Ended August 30, 1997.......................    .01     .01
1995
  Fourth Quarter Ended May 31, 1997.........................  $ .01     .01
  Third Quarter Ended February 28, 1997.....................    .01     .01
  Second Quarter Ended November 30,1996.....................    .01     .01
  First Quarter Ended August 30, 1996.......................    .01     .01

Record Holders

     	The last reported sale price of the Common Stock on the Nasdaq Bulletin Board on May 31, 1998 was $0.02. As of May 31, 1998, there were approximately 1,250 stockholders of record of the Company's Common Stock.

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


ITEM 6. SELECTED FINANCIAL DATA

     	The following table summarizes certain selected financial data, which should be read in conjunction with the Company's financial statements and notes thereto included elsewhere herein and with "MANAGEMENT'S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." The selected consolidated financial data as of May 31, 1998, 1997, 1996 and 1995, have been derived from the audited financial statements of Novacon Corporation.

		                Year Ended  Year Ended  Year Ended    Year Ended
		               May 31,1998 May 31,1997  May 31,1996  May 31,1995
STATEMENT OF OPERATIONS:

REVENUES                $	 61,740       76,509	   77,083	    22,016

COST OF GOODS SOLD	      	 24,314       43,016   28,098	     21,563

GROSS PROFIT			             37,426       33,493	   48,985     453

OPERATING EXPENSES
Selling, G & A	            135,421      156,648	  174,066	   220,333

OPERATING INCOME (LOSS)	   (97,995)    (123,155)   (125,081)  (219,880)

INTEREST INCOME (EXPENSE)   (4,717)      (9,371)   (6,293)    (3,249)

EXTRAORDINARY ITEM		           -             -  	   36,145 	   480,321

NET INCOME (LOSS)		        (102,712)    (132,526)	  (95,229)	   257,192

NET INCOME (LOSS) PER SHARE $  (0.01)      (0.01)     (0.01)        0.02

WEIGHTED AVERAGE SHARES      10,722,904  10,722,904	10,722,904	10,612,748
OUTSTANDING

CASH FLOW DATA:
Cash flow from (used in)
Operations        	         7,120    (137,050)    (140,564)    (153,676)
Cash flow used in
investing activities        (1,480)    185,475      128,799       71,894
Cash flow from (used in)
financing activities   	    (5,500)    (93,410)      56,838       56,838








ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
     Novacon designs, develops, manufactures, and markets disposable elastomeric infusion pumps for pain management and other developing infusion therapies. Substantially all the Company's sales revenues since 1994 have been generated by sales of these infusion pumps. The Company recorded extraordinary income associated with the sale of its equity interest in Qinming Medical, Inc. (a Chinese-American joint venture), royalties, and gains on debt extinguishments of $36,145, $480,321, $670,964, and $376,572 during fiscal 1996, 1995, 1994, and 1993, respectively. No extraordinary items were recorded during fiscal 1998.

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

     The Company has an accumulated deficit of $8,765,526 as of May 31, 1998 and has incurred annual operating losses for the past five years. If the Company does not achieve an operating profit during 1999, it may be unable to continue in business. See Note 2, Financial Statements.

     Product development and manufacturing operations have focused on disposable elastomeric infusion pumps. Future development of the infusion pump product line will focus upon improving the existing technology for its current use in pain management treatment and the utilization of this technology for the treatment of other medical conditions.

Results of Operations

     The following discussion sets forth for the years indicated the percentage relationship to net sales of certain items in the Company's statements of operations and the percentage changes in the dollar amounts of such items on a comparative basis for the three fiscal years ended
May 31, 1998:

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


Liquidity and Capital Resources

Novacon has financed its operations in recent years primarily through cash flows from operations and loans from a director. The Company has not secured any equity funding since its initial public offering in 1985 and a secondary offering in 1987. In 1996 the Company obtained $30,000 from three individuals through the issuance of convertible promissory notes. No additional funding was secured during 1998.

Capital expenditures were less than $2,500 for fiscal 1998, 1997 and 1996, respectively. The Company's 1998 and 1997 capital expenditures included computer and software equipment.

Management believes that the Company's current level of cash and cash equivalents are not sufficient to meet its needs for working capital and capital expenditures for the next twelve months. The Company's recurring losses, negative cash flow from operations and net working capital deficiency raise substantial doubt about its ability to continue as a going concern without internal restructuring and obtaining additional capital. The 1998 financial statements do not include any adjustments that might result from the outcome of this uncertainty. Furthermore, the majority of the Company purchases of raw materials are paid for in the Japanese yen currency. The exchange rate between the U.S. dollar and the Japanese yen has demonstrated serious volatility over the past years, which could have an adverse affect on the Company's effort to achieve profitable operations. The Company's ability to continue operations is dependent upon its ability to obtain additional capital and working capital, which is subject to and will depend upon numerous factors, including an increase in sales for existing and new applications for the Company's infusion pump product line and achievement of profitable operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE

     Not Applicable.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      INDEX TO FINANCIAL STATEMENTS

     	The following financial statements of Novacon Corporation are included in Item 8:

   Balance Sheet for the years ended May 31, 1998 and 1997...........page 27
   Statement of operations for the years ended May 31, 1998 and 1997.page 28
   Statement of Changes in Shareholder Equity (Deficit)..............page 29
   Notes to Financial Statements.....................................page 31


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

      Registrant's Information Statement for 1998 Annual Meeting


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

______________
David P. Lang
Director
April 4, 2000








                           NOVACON CORPORATION



                          FINANCIAL STATEMENTS


                          FOR THE YEARS ENDED
                         MAY 31, 1998 and 1997





                     NOVACON CORPORATION


                        BALANCE SHEET

           For the years ended May 31, 1998 and 1997

ASSETS
	                                1998                     1997
Current assets:
Cash                           $       711                      571
Accounts Receivable                 13,800                   25,999
Inventory                           91,653                   75,484
Other current assets   (Note 3)        700                   28,956
Total current assets               106,864                  131,010

Property and Equipment (Note 4)     10,853                    9,373
Contract Receivable    (Note 3)        -                        -

Total assets                        117,717                  140,383


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Notes Payable-related parties (Note 5)  4,700                  17,200
Notes payable-third parties (Note 6)   37,000                  30,000
Accounts payable                       52,169                  31,327
Accrued compensation and payroll taxes 172,711                 100,764
Other accrued expenses                    -                       -

Total Current Liabilities              266,580                 186,534

Notes Payable-third parties (Note 6)      -                        -

Total Liabilities                      266,580                 186,534

Commitments (Note 7)

Shareholders' equity (deficit)
Common stock, $.01 par value,
15,000,000 shares authorized,
10,722,904 shares issued, and outstanding  107,229             107,229
Paid-in capital                          8,509,434           8,509,434
Accumulated deficit                     (8,765,526)         (8,662,814)


Total shareholders' equity (deficit)      (148,863)            (46,151)

Total liabilities &
shareholders' equity (deficit)             117,717             140,383


                 See accompanying notes to financial statements







                            NOVACON CORPORATION


                          STATEMENT OF OPERATIONS
                               (unaudited)

                  For the years ended May 31, 1998 and 1997

                                           1998                       1997
Net sales                            $    61,740                    76,509
Cost of Goods Sold                        24,314                    43,016
Gross profit                              37,426                    33,493

General & Administrative expenses        135,421                   156,648

Loss from operations                     (97,995)                 (123,155)

Other income (expenses)                   (4,717)                   (9,371)
Extraordinary item (Note 9)                  -                         -

Net loss                                (102,712)                 (132,526)



Per share data:
Loss per share of common stock:           $(0.01)                   (0.01)
Weighted average number of
shares outstanding                      10,722,904                10,722,904







                See accompanying notes to financial statements

















                            NOVACON CORPORATION



           STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                For the years ended May 31, 1998 and 1997

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












                See accompanying notes to financial statements











                         NOVACON CORPORATION

                       STATEMENT OF CASH FLOWS
              For the years ended May 31, 1998 and 1997

                                                         1998         1997
Cash flows from operating activities:
Net Income (loss)                                $    (102,712)    (132,526)
   Adjustments to reconcile net loss to
   Net cash used in operating activities:
      Extraordinary item                                  -            -
      Accumulated depreciation                            -           1,951
   (Increase) decrease in assets:
        Accounts receivable                             41,155      (10,982)
        Inventory                                      (16,169)      (3,959)
        Deferred financing costs                          -             -
        Other current assets                              -             500
        Prepaid inventory                                 -             -
   (Increase (decrease) in liabilities:
        Accounts payable                                10,837       10,464
        Accrued expenses                                74,009       (2,458)

            Net cash used in operating activities:       7,120     (137,050)

Cash flows from investing activities:
   Payments received on contract receivable               -         187,933
   Purchase of property and equipment                   (1,480)      (2,458)

            Net cash provided by investing activities:  (1,480)     185,475

Cash flows from financing activities:
   Net issuance (repayment) of notes
   payable-related parties                              (4,500)     (75,060)
   Net issuance (repayment) of notes
   payable-third parties                                (1,000)     (18,350)

            Net cash used in financing                  (5,500)     (93,410)

Increase (decrease) in cash)                               140      (44,985)

Cash - beginning of year                                   571       45,556

Cash - end of year                                         711          571






                  See accompanying notes to financial statements






                             NOVACON CORPORATION


                        NOTES TO FINANCIAL STATEMENTS

                 For the years ended May 31, 1998 and 1997



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


Note 2:  Continued Existence and Management's Plan

During 1998, the Company incurred a net loss of $102,712, resulting in a working capital deficit of $159,716 and an accumulated deficit totaling $8,765,526 at May 31, 1998. Given these circumstances and the Company's expected cash requirements in 1999, significant internal restructuring and additional capital investment will be necessary to sustain the Company's operations.

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

Note 3:  Contract Receivable
Contract receivable consisted of the balance owed to the Company from the 1992 sale of its 49% interest in a Chinese joint venture, QM Medical, Inc., to its 51% owner, Qinling Semiconductor Factory. The contract receivable is guaranteed by Changling Machine Factory. Pursuant to the contract, the Company received $187,933 and 132,111 in 1997 and 1996, respectively. The final payment of $28,956 was received by the Company in November, 1997. No payments were received during fiscal 1998.

Note 4:  Property and Equipment

Property and equipment consisted of the following at May 31:
Office equipment                $8,479
Computer equipment               6,877
Less accumulated depreciation   (4,503)
Property and equipment, net    $10,853

Depreciation expense was $0 and $1,951 in 1998 and 1997, respectively.


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
                                            1998               1997

Convertible Notes payable-18%            $  30,000          $  30,000
Interest due inNovember, 1997 and
March, 1998.  Notes are convertible
Into 300,000 shares of common stock
At the option of the noteholder at
Maturity or until paid in full

Other notes payable-interest bearing
at rates from 10%-12%, unsecured and
ue in June, 1996                              -                18,350

Total notes payable-
Third parties                            $  30,000          $  48,350


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

As of May 31, 1997, the Company had 500,000 non-qualified options outstanding to an officer/director at an exercise price of $.09 per share. The option expired in December, 1997.

During fiscal 1998, no shares of common stock were purchased through the exercise of options. Additionally, there were no incentive stock options issued or outstanding as of May 31, 1998.


Note 8:  Significant Suppliers and Customers

During 1997 and 1996, the Company purchased substantially all its component inventory of infusion balloon/shaft assemblies and related supplies from a Japanese corporation. Total purchases from this supplier aggregated $27,350 and $29,002 in 1998 and 1997, respectively.

During 1998, the Company made sales to three customers representing approximately 13%, 23% and 25% of total sales. In 1997, the Company made sales to four customers representing approximately 11%, 17%, 25% and 28% of total sales.


Note 9:  Income taxes

At May 31, 1998, the Company had net operating loss carryforwards as follows for income tax purposes:




                  Carryforward             Net Operating
                    Expires                    Loss
                    May 31                 Carryforwards
                    1999                     1,195,200
                    2000                     1,756,188
                    2001                     2,387,027
                    2002                       803,884
                    2003                       531,839
                    2004                        83,377
                    2005                       762,681
                    2006                        45,923
                    2007                        22,000
                    2008                       131,000
                    2009                       125,000
                    2010                        95,000
                    2011                       133,000
                    2012                       102,000

                      Total              $   8,174,119




The utilization of the carryforwards is dependent upon the ability to generate sufficient taxable income during the carryforward period. In addition, utilization of these carryforwards may be limited due to ownership changes as defined in the Internal Revenue Code





                               NOVACON CORPORATION



                                INDEX TO EXHIBITS


I. Schedule 14C Information.................................page 36

II. Information Statement for 1998 Shareholders' Meeting....page 38







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

Novacon Corporation
---------------------------------------------------------------------------
                (Name of Registrant as Specified In Its Charter)

---------------------------------------------------------------------------
Name of Person(s) Filing Proxy Statement, if other than the Registrant)

Payment of Filing Fee (Check the appropriate box):

/X/  No fee required

/ /  Fee computed on table below per Exchange Act Rules 14a-6(i)(1)
     and 0-11

    (1) Title of each class of securities to which transaction applies:

       -------------------------------------------------------------------
    (2) Aggregate number of securities to which transaction applies:

       -------------------------------------------------------------------
    (3) Per unit price or other underlying value of transaction computed pursuant to Exchange Act Rule 0-11 (set forth the amount on which the filing fee is calculated and state how it was determined):

       -------------------------------------------------------------------
    (4) Proposed maximum aggregate value of transaction:

       -------------------------------------------------------------------
    (5) Total fee paid:

       -------------------------------------------------------------------

/ / Fee paid previously with preliminary materials.

/ / Check box if any part of the fee is offset as provided by Exchange Act
    Rule 0-11(a)(2) and identify the filing for which the offsetting fee was paid previously. Identify the previous filing by registration statement number, or the Form or Schedule and the date of its filing.

    (1) Amount Previously Paid:

       ------------------------------------------------------------------
    (2) Form, Schedule or Registration Statement No.:

       ------------------------------------------------------------------
    (3) Filing Party:

       ------------------------------------------------------------------
    (4) Date Filed:

       ------------------------------------------------------------------


Exhibit II


October 15, 1998


Dear Stockholder:

	You are cordially invited to attend the 1998 Annual Meeting of Stockholders of Novacon Corporation. The meeting will be held on Wednesday, November 25, 1998, at 4:00 p.m. local time at 2116 Second Avenue South, Minneapolis, Minnesota 55404. We suggest that you carefully read the enclosed Notice of Annual Meeting and Information Statement.

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

Very truly yours,



David P. Lang
Chief Executive Officer and President





                         NOVACON CORPORATION
                         5451 Hilltop Avenue
                   Lake Elmo, Minnesota 55042-9539

       --------------------------------------------------
               NOTICE OF ANNUAL MEETING OF STOCKHOLDERS
                        November 25, 1998
       ---------------------------------------------------

TO OUR STOCKHOLDERS:

     Please take notice that the Annual Meeting of the Stockholders of Novacon Corporation, a Delaware corporation (the "Company"), will be held at 2116 Second Avenue South, Minneapolis, Minnesota 55404, on Wednesday, November 25, 1998, at 4:00 p.m. Minneapolis time, to consider and vote upon the following matters:

1. Election of three directors to serve a one-year term, or until their respective successors are elected and qualified.

2. To ratify the appointment of Silverman Olson Thorvilson & Kaufmann, Ltd., as the Company's independent auditors for the current fiscal year ending
May 31, 1999.

3. To transact such other business as may be properly brought before the Annual Meeting or any adjournments thereof.

     The Board of Directors of the Company has fixed the close of business on October 23, 1998, as the record date for the determination of stockholders entitled to notice of and to vote at the Annual Meeting. The transfer books of the Company will not be closed.

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

                              BY THE ORDER OF THE BOARD OF DIRECTORS

                              John D. Lang, Secretary
Dated:  October 15, 1998






                             NOVACON CORPORATION
                             5451 Hilltop Avenue
                          Lake Elmo, Minnesota 55042

                ------------------------------------------

INFORMATION STATEMENT
ANNUAL MEETING OF STOCKHOLDERS
                                  November 25, 1998

                     ------------------------------------------

INTRODUCTION

	The Annual Meeting of Stockholders of Novacon Corporation (the "Company") will be held on Wednesday, November 25, 1998, at 4:00 p.m. local time at 2116 Second Avenue South, Minneapolis, Minnesota 55404, or at any adjournments thereof (the "Annual Meeting"), for the purposes set forth in the Notice of Meeting.

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

     The person giving the enclosed Proxy has the power to revoke it at any time prior to the convening of the Annual Meeting. Revocation must be in writing, signed in exactly the same manner as the Proxy, and dated.
Revocations of Proxy will be honored if received at the offices of the Company, addressed to John D. Lang, Secretary, on or before November 16, 1998. In addition, on the day of the meeting, prior to the convening thereof, revocations may be delivered to the tellers, who will be seated at the door of the meeting room. Revocation may also be effected by delivery prior to commencement of the meeting of an executed, later dated Proxy. Unless revoked, all properly executed Proxies received in time will be voted.

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

     The Annual Report of the Company on Form 10-KSB, including financial statements, for the fiscal year ended May 31, 1998 is being mailed with this notification. Copies of this Information Statement and Proxies will first be mailed to stockholders beginning on or about October 20, 1998.



VOTING OF SHARES

     Only stockholders of record at the close of business on October 23, 1998 are entitled to notice of and to vote at the Annual Meeting or any adjournment thereof. As of that date, there were issued and outstanding 10,722,904 shares of Common Stock of the Company, the only class of securities of the Company entitled to vote at the meeting. Each stockholder of record is entitled to one vote for each share registered in his or her name as of the record date. The Articles of Incorporation of the Company do not grant stockholders the right to vote cumulatively for the election of directors. No stockholder will have appraisal rights or similar dissenter's rights as a result of any matters expected to be voted on at the meeting. The presence in person or by proxy of holders of a majority of shares of the Common Stock entitled to vote at the Annual Meeting will constitute a quorum for the transaction of business.

PRINCIPAL STOCKHOLDERS AND BENEFICIAL OWNERSHIP OF MANAGEMENT

     The following table sets forth certain information as of October 1, 1998 derived from the Company's records or provided by the holders with respect to the stock ownership of all persons known by the Company to be beneficial owners of more than five percent of its outstanding Common Stock, all directors and nominees to become directors, all Named Executive Officers (as defined herein), and all officers and directors of the Company as a group. Except where otherwise indicated, all persons have sole voting power and sole investment power with respect to the shares indicated:

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
as a group (3 persons)

(1) As of October 1, 1998, unless noted. Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting power and investment power with respect to such shares.

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

Certain information regarding the nominees and the continuing director of the Company is set forth below:


Nominees For Director (Term Expiring In 1999)

	David P. Lang, age 52, has been the Chief Executive Officer, President and Chief Financial Officer of Novacon Corporation since April 1986.
Mr. Lang has held international marketing management positions with Medtronic Europe, S.A., Paris, France (a subsidiary of Medtronic, Inc.) (1970 to 1975); Medical Europe GmbH, Munich, Germany (a subsidiary of Medical, Inc. (1975 to
1977), Cyberex Corporation (1979-1981), and Novacon (1982 to present).
Mr. Lang has over 15 years experience of doing business in China, having negotiated the first Sino-American medical electronics joint venture in 1985; he has lectured at the University of Minnesota and taught Chinese and international business courses at Metropolitan State University. He is also Vice Chairman, Qinming Medical, Inc. Mr. Lang is a graduate of Harvard College, B.A., 1968.

Paul D. Rieff, age 62, has been Managing Director of Asia Cardiovascular Products (ACP), Hong Kong, a wholly-owned subsidiary of Getz Bros. & Co., Inc.,
 San Francisco, CA since 1985. ACP is a multinational distributor of cardiovascular medical devices in the Austral-Asian region. Mr. Rieff has held previous international management positions with several medical device manufacturers, including Medtronic, Inc., and Medical, Inc. Mr. Rieff is a graduate of the University of Minnesota, B.A. 1959.


Kevin D. Burns, Pharm.D., age 36, is Director of Special Projects for the Clinical Services Department at In Home Health, Inc., a publicly-held company in Minnetonka, MN. From 1988 to 1991, Dr. Burns was Minneapolis Pharmacy Manager for Critical Care America, Inc., and from 1986 to 1988 he was a clinical pharmacist at Caremark Homecare, formerly an affiliate of Baxter Healthcare Corporation. Dr. Burns served as a Clinical Assistant Professor at the University of Minnesota College of Pharmacy from 1986 to 1993.

Meetings And Committees Of The Board Of Directors

     During fiscal 1998, the Board of Directors held one meeting.

     The Company presently has no committees, but intends to form a compensation committee and audit committee after the seating of the Board of Directors following the Annual Meeting to consist of non-employee directors.

Compensation To Directors

     Directors' Fees and Bonuses. For services rendered in fiscal 1998, no member of the Company's Board of Directors received any fees or other compensation. During fiscal 1999, The Company does not intend to pay any cash compensation to its Directors.

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

Summary Compensation Table

Name and 			Annual Compensation	Long-Term		All Other
Principal Position	Year		Salary($)	Compensation	Compensation

David P. Lang  		1998		75,000		0			0
Chief Executive		1997		75,000		0			0
Officer		       	1996		75,000		0			0

Options Grants and Exercises During Fiscal 1998
     The Company granted no options to Named Executive Officers during fiscal 1998, nor were any options exercised. The Company does not have any outstanding stock appreciation rights or stock options.

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


RATIFICATION OF AUDITORS
(Proposal No. 2)

To ratify the appointment of Silverman Olson Thorvilson & Kaufmann, Ltd., as the Company's independent auditors for the current fiscal year ending May 31,
1999.     Silverman Olson Thorvilson & Kaufmann, Ltd. has served as the
Company's principal independent accountants to audit the Company's financial statements for the fiscal years 1992 through 1995. The Company is not required to have its financial statements audited for the fiscal year 1998 because of insufficient revenues. However, representatives of Silverman Olsen Thorvilson & Kaufmann are expected to be present at the Annual Meeting and will have the opportunity to make a statement, if they desire to do so, and to respond to appropriate questions. The Company has engaged Silverman Olsen Thorvilson & Kaufmann, Ltd. to conduct the audit of the Company's financial statements for the current fiscal year.



OTHER MATTERS

     The Board of Directors is not aware that any matter other than those described in the Notice will be presented for action at the meeting.


STOCKHOLDER PROPOSALS FOR 1999 ANNUAL MEETING

     All stockholder proposals intended to be presented at the 1999 Annual Stockholders' Meeting must be received by the Company at its offices on or before July 31, 1999.

     In addition, a stockholder must give notice to the Company prior to July 31, 1999, of any proposal which such stockholder intends to raise at the 1999 Annual Meeting. If the Company receives notice of such proposal after July 31, 1999, the persons named in the proxy solicited by the Company's Board of Directors for the 1999 Annual Meeting may exercise discretionary voting powers with respect to such proposal.

REPORT ON FORM 10-KSB

     A copy of the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1998, accompanies the Notice of Annual Meeting and Information Statement.

     It is important that Proxies be returned promptly. Stockholders who do not plan to attend the meeting in person are urged to complete, sign, date, and forward the Proxy by return mail.

                        BY THE ORDER OF THE BOARD OF DIRECTORS

October 15, 1998      	John D. Lang, Secretary




NOVACON COPRORATION

                       ANNUAL MEETING OF STOCKHOLDERS
                           WEDNESDAY, November 25, 1998
                                    4:00 PM

PROXY

THIS PROXY IS FOR USE AT THE ANNUAL MEETING ON NOVEMBER 25, 1998.

IF NO CHOICE IS SPECIFIED FOR A PROPOSAL, THE PROXY WILL NOT BE VOTED.

By signing the proxy, you revoke all prior proxies and vote your shares on the matters shown on the reverse side at the Annual Meeting and all adjournments.

                     SEE REVERSE FOR VOTING INSTRUCTIONS


1. Election of directors for    	Vote FOR        	Vote WITHHELD
   term ending in 1999:

David P. Lang			[ ]			[ ]
Kevin D. Burns			[ ]			[ ]
	Paul D. Rieff			[ ]			[ ]

2. Ratification of Auditors		[ ]			[ ]

THIS PROXY WHEN PROPERLY EXECUTED WILL BE VOTED AS DIRECTED OR, IF NO DIRECTION IS GIVEN, IT WILL NOT BE VOTED.

Address Change? Mark Box [ ]
Indicate changes below:                   Dated: _______________,1998

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