Form 10KSB
period 2000-05-31
NOVACON CORP
filed 2000-12-22
CIK 740571

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-KSB

[X] 	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934 [Fee Required]
      For the fiscal year ended May 31, 2000

[ ] 	TRANSITION REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT
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

Check whether the issuer (1)has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                   Yes[ ]                           No[X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

	The issuer's revenues for the fiscal year ended May 31, 2000 were $89,593.

     As of December 20, 2000, 15,000,000 shares of the issuer's Common Stock were deemed outstanding, and the aggregate market value of the Common Stock of the issuer (based upon the average of the closing bid and asked prices of the Common Stock at that date), excluding outstanding shares beneficially owned by the directors and executive officers was approximately $550,000.



DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following document are incorporated herein by reference:

Part III -- The Registrant's Information Statement for its 2000 Annual Meeting (the "2000 Statement") to the extent specific sections are referred to herein.

                      Exhibit Index is located at page 35

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]



                               PART I

This Annual Report on Form 10-KSB contains statements that are forward-looking, including statements relating to anticipated operating results, patent litigation, financial resources, manufacture, distribution, and the commercial status of Novacon's existing product lines. Investors are cautioned that, although Novacon believes that its expectations are based on reasonable assumptions, forward-looking statements involve risks and uncertainties which may affect Novacon's business and prospects, including changes in economic and market conditions, competitive developments, acquisition and maintenance of strategic alliances and other factors. In addition, Novacon expects the unfavorable default judgment in a patent infringement litigation will have a serious adverse material impact on the Company. This judgment has eliminated Novacon's ability to continue business operations. These risks and uncertainties include, but are not limited to, Novacon's ability to obtain sufficient working capital, identify and develop totally new business opportunities, and the risks and uncertainties described in "Risk Factors" in this Report.

ITEM 1. DESCRIPTION OF BUSINESS

History, Discontinued Business Operations and Recent Corporate Events

Discontinued Business Operations. Cardiac Pacemaker Business. Novacon Corporation ("Novacon" or the "Company"), formerly known as Cardio-Pace
Medical, Inc., was organized in April 1981 to develop, manufacture and market its proprietary Durapulse(tm) cardiac pacemaker and accessory products.
Although the Company achieved sales of its pacemaker medical device and accessories products, it did not achieve profitability. The Company suspended manufacturing the cardiac pacemaker in 1990. During 1985, the Company entered into an agreement with Qinling Semiconductor Company to establish Qinming Medical, Inc., a Sino-American joint venture in Baoji, China, for the manufacture and distribution of cardiac pacemakers and accessory products, which are still manufactured and distributed in China. In 1992 the Company sold its 49% interest in the joint venture to Qinming.
Drug Infusion Pump Business. Until August 2000 Novacon designed, developed, manufactured and marketed low-cost, disposable elastomeric infusion pumps for pain management and was developing other applications for its elastomeric infusion pump technology. Substantially all of the Company's revenues since
1995 were derived from the sale of elastomeric infusion pumps that were designed to deliver small quantities of pain medication at a nominally constant flow rate. Novacon's elastomeric infusion pumps, marketed as the dib(tm) Drug Infusion Balloon Pump, were authorized by the United States FDA for sale in the United States for epidural, intravenous and percutaneous infusion of a wide range of medications, including narcotic and non-narcotic anesthetics, chemotherapy agents and antibiotics. Novacon Corporation terminated its drug infusion pump business activity as of August 31, 2000.

Pending Acquisition Terminated. During November 1999 Novacon entered into a preliminary agreement to acquire a recently organized, international medical trading company, Santerra Medical Technology, Inc. ("Santerra"). Santerra is a development stage medical technology trading company specializing in implantable and interventional medical device products. Primary products include those for coronary and peripheral vascular disease, heart valve replacement, orthopedic reconstruction, and minimally invasive surgery.
These products are manufactured by MicroVal, S.A. ("MicroVal") and Fabrique d'Implants et d'Instruments Chirurgicaux ("Fii"), affiliates of Ste. Francaise d'Etude et Realisation d'Outillage ("SFERO"), St. Etienne, France. Santerra operates in a single industry segment --- providing medical device products. In July 2000, Novacon and Santerra mutually terminated the preliminary acquisition agreement.

Supply Agreement Breached. On September 1, 1998, the Company entered into a distribution agreement with its key supplier, DIB International Company, Ltd., Tokyo, Japan. The agreement is in effect for a four year period and provides for minimum purchase quantities by the Company. The Company has breached the terms of the distribution agreement, but to date, the supplier has not taken any action against such breach. At this time, management is unaware of the potential financial effect of its breach.

Innovasive Devices Agreement Terminated. During May 1999 Novacon entered into an exclusive three year Supply Agreement with Innovasive Devices, Inc. to furnish its elastomeric infusion pumps for Innovasive Device's post-operative Freedom(tm) Infusion System in the North, Central and South American markets. The agreement was annually renewable after its initial term. It required Innovasive Devices to purchase a minimum of 10,000 infusion pumps in the first contract year, and annually thereafter an increasing minimum number not less than 110 percent of the prior year's sales. Innovasive Devices develops, manufactures and markets medical devices for orthopedic and sports medicine surgery. On February 11, 2000, Johnson & Johnson Company, through a wholly owned subsidiary, completed the acquisition of Innovasive Devices, Inc. as previously announced in November 1999. On March 16, 2000, Mitek Products, the Johnson & Johnson subsidiary, citing the default judgment against Novacon described below, and Novacon's breach of representation and warranty regarding the supply of products free from infringement, terminated the Supply Agreement with Innovasive Devices.

Letter of Intent to Acquire Your.Net, Inc. Expired. The Company entered into a letter of intent on September 14, 2000 that contemplated the combination of Your.Net, Inc., a privately held Minnesota corporation, with the Company. The parties have recently determined not to proceed in accordance with the terms of the letter of intent. However, discussions are continuing which could result in a full or partial stock exchange or merger or other combination between the Company and Your.Net, Inc. If such a transaction were to occur, it is contemplated that the Company would issue a newly authorized class of common shares, $0.001 par value, to the Your.Net, Inc. shareholders in an amount presently unknown but expected not to exceed 18,000,000 shares. There is no assurance that any such transaction will be agreed to or occur, and if consummated, that the terms will not be different from those referred to above.

Patent Litigation and Judgment. On July 23, 1999, Novacon was served with a complaint filed in the United States District Court, Central District of California, Santa Ana, California, by I-Flow Corporation alleging various causes of action for patent interference against Novacon with respect to its elastomeric infusion pump technology. Novacon took the position that the California court lacked jurisdiction and elected not to appear. I-Flow Corporation claimed the dib(tm) Drug Infusion Balloon Pump design violated its patents and was subsequently awarded damages, legal fees and costs. Novacon denied the Dib(tm) design infringed any I-Flow patents and regarded this legal action as strictly anti-competitive. However, Novacon was financially unable to respond to this lawsuit in California and therefore I-Flow was granted a final default judgment on May 3, 2000 which awarded I-Flow Corporation a permanent injunction restraining Novacon from importing, manufacturing, and selling its dib(tm) Drug Infusion Balloon Pump in the United States. In addition, I-Flow was awarded damages and costs totaling $1,344,581. Novacon believes this judgment has had a serious material adverse effect on its business and financial condition. During October 2000 Novacon and I-Flow entered into a conditional settlement of the judgment. The settlement agreement provides that Novacon will pay I-Flow Corporation $144,000 cash and issue to it 500,000 shares of new Novacon Common Stock
(see Information Statement for detailed information with respect to the proposed reverse split of Novacon common stock from 15,000,000 shares of common stock to 1,250,000 shares of Common Stock, $0.001 par value, and the increase of capital stock to 50,000,000 shares of Common Stock, $0.001 par value. The settlement agreement provides that payment of the settlement must be made no later than December 31, 2000 or the agreement becomes null and void.

Settlement of Company Indebtedness with David P. Lang. In conjunction with the court judgment in favor of I-Flow Corporation described above, effective August 31, 2000, the Board of Directors approved the conveyance of all Novacon Corporation assets (with a book basis of $89,000 at May 31, 2000) to David P. Lang, Chief Executive Officer, and John D. Lang, Manager, Operations, in full payment of their accrued, unpaid salaries of $392,711 and full satisfaction of the indebtedness owing to David P. Lang for his previous loan of $75,000. In addition, David P. Lang agreed to assume full responsibility for all Company liabilities, except the settlement damages to I-Flow Corporation and financial statement audit costs and expenses.

Lapsed Corporate Charter and Revival; Delinquent SEC Periodic Reports.
During 1993 Novacon permitted its Delaware corporate charter to lapse and suspended filing its periodic reports required under the Securities Exchange Act of 1934, as amended, since 1996 primarily because of its lack of financial resources. Novacon revived its Delaware corporate charter on August 20, 1999 and all corporate activities conducted during the interim lapse period were automatically ratified back to the charter lapse date. Upon holding its annual stockholders' meeting in January 2001 to elect new directors, Novacon believes it will be in compliance with the provisions of the Delaware General Corporation Law.

No Current Business Operations. Novacon currently has no business operations.

Risk Factors

	Cautionary Factors That May Affect Future Results. Certain statements contained in this Annual Report by Novacon do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "estimate," "expect," "intend," "may," "could," "possible," "plan," "project," "will," "forecast" and similar words or expressions. Novacon's forward-looking statements generally relate to its business development strategies, financial results, and business opportunity development. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.
It is not possible to foresee or identify all factors affecting Novacon's forward-looking statements and investors therefore should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. Novacon undertakes no obligation to update any forward-looking statement.

     	Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from Novacon's forward-looking statements, such factors include, among others, (i) the difficulties and uncertainties associated with the lengthy and costly process of new business development such as delays, difficulties or failures in achieving acceptable agreements and alliances; (ii) business acquisitions, dispositions, discontinuations or restructurings by Novacon; (iii) the integration of businesses acquired by Novacon; (iv) Novacon's financial condition; and
(v) economic factors over which Novacon has no control, including changes in inflation, foreign currency rates and interest rates. More detailed discussions of many of these factors are including in the following sections.

	Novacon notes these factors as permitted by the Private Securities Litigation Reform Act of 1995:

Risks Relating to Novacon

	Substantial, Continuing Operating Losses. Novacon has incurred losses for the fiscal years ended May 31, 2000, 1999, 1998, 1997 and 1996 in the amounts of $1,545,271, $135,672, $115,034, $132,526 and $95,229, respectively, and there is no assurance that substantial operating losses will not continue indefinitely. As of May 31, 2000, Novacon has incurred an accumulated deficit since its inception of $10,458,791. Consequently, there can be no assurance that Novacon will achieve profitable operations. In the event Novacon is unable to eliminate continuing operating losses and acquire substantial new working capital, for which there can be no assurance, Novacon's business operations will cease and its stockholders will lose their entire investment.

No Financial Resources. Effective August 31, 2000 Novacon has no financial resources and an outstanding judgment against it related to the patent infringement litigation previously described. Moreover, Novacon has no current business operations to generate revenues and there can be no assurance that Novacon will obtain any financial resources or achieve any business operations. Moreover, if Novacon achieves any business operations there can be no assurance that such operations will generate revenues or that such operations will be profitable.

	Working Capital Deficit. As of the fiscal year ended May 31, 2000, Novacon had a stockholders' deficit of $1,842,128. At that date, the company's liabilities were $1,931,690 and its assets were $89,562. Although $392,711 of the company's debt represented accrued salaries payable to David P. Lang, Chief Executive Officer, and his son John D. Lang, Novacon had a working capital deficit of $1,847,316. Novacon immediately requires substantial working capital for which there is no assurance. In the event Novacon is unable to acquire substantial new working capital, Novacon's business operations will cease and its stockholders will lose their entire investment.

Patent Litigation Judgment. On May 3, 2000 I-Flow Corporation was granted a permanent injunction restraining Novacon from importing, manufacturing, and selling its dib(tm) Drug Infusion Balloon Pump in the United States. In addition, I-Flow was awarded damages and costs totaling $1,344,581. Although Novacon and I-Flow Corporation have entered into a settlement agreement whereby Novacon has agreed to pay I-Flow $144,000 cash and issue to it 500,000 shares of new Novacon Common Stock, Novacon currently does not have sufficient funds to make the cash payment nor has it accomplished the corporate restructuring in order to issue the shares. Moreover, the settlement agreement provides that payment of the settlement must be made no later than December 31, 2000 or the agreement becomes null and void. Consequently, there is no assurance that Novacon will be able to satisfy the I-Flow judgment. In the event that Novacon is unable to pay and satisfy the I-Flow judgment, Novacon expects to cease its existence.
	Dividends Not Likely. Novacon has not paid any dividends on its capital stock since its incorporation and does not intend to pay any cash dividends in the foreseeable future.

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

	Limited Public Trading Market And No Assurance Of Ability To Resell Company Common Stock: There is no assurance that any public market for the company's Common Stock will not be volatile. There have been periods of extreme fluctuation in the stock markets that, in many cases, were unrelated to the operating performance of, or announcements concerning, the issuers of the affected securities. Securities of issuers having relatively limited capitalization or securities recently offered in a public offering or being publicly traded are particularly susceptible to change based on short-term trading strategies of certain investors. Accordingly, there can be no assurance that stockholders will be able to resell the shares of company
Common Stock at
any price.

	Although Novacon's Common Stock is eligible for public trading, it may be relevant for company stockholders that Novacon's Common Stock be eligible for inclusion on the NASDAQ Small-Cap Market(r). Under the current adopted rules of the National Association of Securities Dealers, Inc. ("NASD"), in order to qualify for initial quotation of securities on NASDAQ, a company, among other things, must have at least $4,000,000 in total assets, 1,000,000 shares in the public float, $5,000,000 in market value of public float and a minimum bid of $5.00 per share. For continued listing, a company, among other things, must have $2,000,000 in total assets, 500,000 shares in the public float, $1,000,000 in market value of public float and a minimum bid price of $1.00 per share.

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

Business Strategy

Novacon's primary business goal is to effect a combination with an existing company with business operations. Novacon entered into a letter of intent on September 14, 2000 that contemplated the combination of Your.Net, Inc., a privately-held Minnesota corporation, with the Company. The parties have recently determined not to proceed in accordance with the terms of the letter of intent and it expired. However, discussions are continuing which could result in a full or partial stock exchange or merger or other combination between the Company and Your.Net, Inc. If such a transaction were to occur, it is contemplated that the Company would issue a newly authorized class of common shares, $0.001 par value, to the Your.Net, Inc. shareholders in an amount presently unknown but expected not to exceed 18,000,000 shares. There is no assurance that any such transaction will be agreed to or occur, and if consummated, that the terms will not be different from those referred to above.

Employees

     	As of December 20, 2000, Novacon employed one full-time person, David P. Lang, Chief Executive Officer and President, and one part-time employee, John D. Lang, Manager, Operations.


ITEM 2. DESCRIPTION OF PROPERTY

     	Novacon leases approximately 500 square feet of administrative office space in Lake Elmo, Minnesota, from David P. Lang, Novacon's Chief Executive Officer, on a $700 monthly rental basis. Novacon believes its space requirements for the foreseeable future are adequate.


ITEM 3. LEGAL PROCEEDINGS

    On July 23, 1999, Novacon was served with a complaint filed in the United States District Court, Central District of California, Santa Ana, California, by I-Flow Corporation alleging various causes of action for patent interference against Novacon with respect to its elastomeric infusion pump technology. Novacon took the position that the California court lacked jurisdiction and elected not to appear. I-Flow Corporation claimed the dib(tm) Drug Infusion Balloon Pump design violated its patents and was subsequently awarded damages, legal fees and costs. Novacon denied the Dib(tm) design infringed any I-Flow
patents and regarded this legal action as strictly anti-competitive.   However,
Novacon was financially unable to respond to this lawsuit in California and therefore I-Flow was granted a final default judgment on May 3, 2000 which awarded I-Flow Corporation a permanent injunction restraining Novacon from importing, manufacturing, and selling its dib(tm) Drug Infusion Balloon Pump in the United States. In addition, I-Flow was awarded damages and costs totaling $1,344,581. Novacon believes this judgment has had a serious material adverse effect on its business and financial condition. During
October 2000 Novacon and I-Flow entered into a conditional settlement of the judgment. The settlement agreement provides that Novacon will pay I-Flow Corporation $144,000 cash and issue to it 500,000 shares of new Novacon Common Stock (see Information Statement for detailed information with respect to the proposed reverse split of Novacon common stock from 15,000,000 shares of common stock to 1,250,000 shares of Common Stock, $0.001 par value, and the increase of capital stock to 50,000,000 shares of Common Stock, $0.001 par value. The settlement agreement provides that payment of the settlement must be made no later than December 31, 2000 or the agreement becomes null and void.
	Novacon is not presently a party to any other material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     	Not Applicable.



PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the OTC Pink Sheets market under the symbol "NVCN". Novacon common stock began trading publicly in January, 1985 on the NASDAQ Small Cap following its initial public stock offering. Trading in the Company's common stock was de-listed to the NASDAQ OTCBB
(Bulletin Board) in 1987. In February, 2000, due to filing Forms 10-KSB without audited financial statements, trading in the Company's common stock was referred from the OTCBB (Bulletin Board) to OTC Pink Sheet quotations.
The following table shows for the period indicated the high and low quotations per share of common stock. These Pink Sheet quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Common Stock


                                                               HIGH     LOW

2000
  Fourth Quarter Ended May 31, 2000.........................  $ .05     .04
  Third Quarter Ended February 28 2000......................    .09     .05
  Second Quarter Ended November 30, 1999....................    .20     .09
  First Quarter Ended August 30, 1999.......................    .45     .03
1999
  Fourth Quarter Ended May 31, 1999.........................  $ .05     .03
  Third Quarter Ended February 28, 1999.....................    .04     .02
  Second Quarter Ended November 30,1998.....................    .03     .01
  First Quarter Ended August 30, 1998.......................    .03     .01


Record Holders

     	The last reported sale price of the Common Stock on the Nasdaq Bulletin Board on December 1, 2000 was $0.05. As of December 1, 2000, there were approximately 1,235 stockholders of record of the Company's Common Stock.

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

Sales of Unregistered Securities

On November 25, 1999, Novacon sold 2,927,096 shares of its Common Stock to David P. Lang for approximately $78,760 and 1,000,000 shares to John D. Lang for $26,500, both in payment of accrued salaries. Upon completion of the transaction, David P. Lang owned 3,957,074 shares, or approximately 27% of the outstanding shares of Common Stock, and John D. Lang owned 1,090,000 shares, or approximately 7% of the Common Stock of Novacon. Novacon relied upon
Section 4(6) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, in effecting these sales of unregistered securities.




ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Novacon has been in the business of designing, developing, manufacturing, and marketing of disposable elastomeric infusion pumps for pain management and other developing infusion therapies. Substantially all the Company's product revenues since 1994 have been generated by sales of these infusion pumps.

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

     A recent and rapidly growing pump application is the treatment of post-operative pain following arthroscopic knee and shoulder surgery. The Company's Freedom(tm) Infusion System was approved for commercial distribution by the U.S. Food and Drug Administration in September, 1999 for these applications in this new market segment.

     However, the Company's opportunities to participate in the U.S. infusion marketplace were completely eliminated by an unfavorable ruling in a patent infringement lawsuit brought by a California competitor. On July 23, 1999, Novacon was served with a complaint filed in the United States District Court, Central District of California, Santa Ana, California, by I-Flow Corporation alleging various causes of action for patent interference against Novacon with respect to its elastomeric infusion pump technology. Novacon took the position that the California court lacked jurisdiction and elected not to appear. I-Flow Corporation claimed the dib(tm) Drug Infusion Balloon Pump design violated its patents and was subsequently awarded damages, legal fees and costs. Novacon denied the Dib(tm) design infringed any I-Flow patents and
regarded this legal action as strictly anti-competitive.   However, Novacon
was financially unable to respond to this lawsuit in California and therefore I-Flow was granted a final default judgment on May 3, 2000 which awarded
I-Flow Corporation a permanent injunction restraining Novacon from importing, manufacturing, and selling its dib(tm) Drug Infusion Balloon Pump in the United States. In addition, I-Flow was awarded damages and costs totaling $1,344,581, shown in the Statement of Operations as litigation settlement. Novacon believes this judgment has had a serious material adverse effect on its business and financial condition. Furthermore, the I-Flow patent infringement judgment was interpreted as breach of representation and warranty in the termination of a Supply Agreement with Innovasive Devices, Inc. During May, 1999 Novacon entered into an exclusive three year Supply Agreement with Innovasive Devices, Inc. to furnish its elastomeric infusion pumps for Innovasive Device's post-operative Freedom(tm) Infusion System in the North, Central and South American markets. The agreement was annually renewable after its initial term. It required Innovasive Devices to purchase a minimum of 10,000 infusion pumps in the first contract year, and annually thereafter an increasing minimum number not less than 110 percent of the prior year's sales. Innovasive Devices develops, manufactures and markets medical devices for orthopedic and sports medicine surgery. On February 11, 2000 the Johnson
& Johnson Company, through a wholly owned subsidiary, completed the acquisition of Innovasive Devices, Inc. as previously announced in November, 1999. On March 16, 2000, Mitek Products, the Johnson & Johnson subsidiary, citing the default judgment against Novacon and Novacon's breach of representation and warranty regarding the supply of products free from infringement, terminated the Supply Agreement with Innovasive Devices.




     The Company has an accumulated deficit of $10,458,791 as of May 31, 2000 and has incurred annual operating losses for the past five years. If the Company does not achieve an operating profit during 2001, it may be unable to continue in business.


Results of Operations

     The following table sets forth for the years indicated the percentage relationship to net sales of certain items in the Company's statements of operations and the percentage changes in the dollar amounts of such items on a comparative basis for the three fiscal years ended May 31, 2000:


                   May 31, 2000	May 31, 1999	May 31, 1998
                  %sales %change   %sales %change    %sales  %change
Net Sales         $89,593  +12     $79,902  +41      $56,664  -26
Cost of
Goods Sold      64  $57,656  +62  44  $35,491   +3  61  $34,530  -20
Operating
Expenses        246 $219,081 +26  217 $173,505  +27 240 $136,086  -13


Fiscal Year 2000 and Fiscal Year 1999:

Net Sales.  Net sales increased 12% in 2000 from 1999 to $89,593 from
$79,902.
Cost of Goods Sold and Operating Expenses. Cost of Goods Sold increased 62% in 2000 over 1999 to $57,656 from $35,491.
As a percentage of net sales, general and administrative expenses in 2000 were 246%. Litigation settlement expenses in 2000 were $1,344,582, or 1501% of net sales.

Fiscal Year 1999 and Fiscal Year 1998

Net Sales. Net sales increased 41% in 1999 over 1998 to $79,902 from $56,664. Cost of Sales and Operating Expenses. Cost of sales increased 3% in 1999 over 1998 to $35,491 from $34,530.
As a percentage of net sales, general and administrative expenses in 1999 were 217%.

Fiscal Year 1998 and Fiscal Year 1997

Net Sales. Net sales decreased 26% in 1998 over 1997 to $56,664 from $76,509. Cost of Sales and Operating Expenses. Cost of sales decreased 20% in 1998 from 1997 to $34,530 from $43,016.
As a percentage of net sales, general and administrative expenses in 1998 were 240%.

Liquidity and Capital Resources

Novacon has financed its operations in recent years primarily through cash flows from operations and loans from a director. The Company has not secured any equity funding since its initial public offering in 1985 and a secondary offering in 1987. In 1996 the Company obtained $30,000 from three individuals through the issuance of convertible promissory notes. The Company exercised the individuals' conversion rights in November, 2000, by converting, without the individuals approval, the $30,000 of note payables to 300,000 shares of common stock. In 1999, the Company obtained an unsecured loan of $75,000 from a director. Approximately 67% of the Company's current liabilities, excluding the litigation damages of $1,344,582, are unpaid salaries to management.

For 2000 the Company had net cash used in operations of a negative $61,848, compared to net cash used in operations in 1999 of negative $9,042 and net cash provided by operations of $4,119 in 1997.

Capital expenditures were less than $2,500 for fiscal 1998, 1999 and 2000, respectively. The Company's 1998, 1999 and 2000 capital expenditures included computer and software equipment.

Management believes that the Company's current level of cash and cash equivalents are not sufficient to meet its needs for working capital and capital expenditures for the next twelve months. The Company's recurring losses, negative cash flow from operations and net working capital deficiency raise substantial doubt about its ability to continue as a going concern. Furthermore, the I-Flow Corporation litigation discussed in this report resulted in a final default judgment on May 3, 2000, which awarded I-Flow Corporation a permanent injunction restraining Novacon from importing, manufacturing, and selling its dib(tm) Drug Infusion Balloon Pump in the United States. In addition, I-Flow was awarded damages and costs totaling $1,344,581. Novacon believes this judgment has had a serious material adverse effect on its business and financial condition. The Company has opted to discontinue operations and pursue a merger or acquisition strategy in an effort to preserve shareholder value. In this regard, effective August 31, 2000, the Board of Directors approved the conveyance of all Novacon Corporation assets ($89,562 at May 31, 2000) to David P. Lang and John D. Lang in full payment of their accrued, unpaid salaries of $392,711 and full satisfaction of the indebtedness owing to David P. Lang for his previous loan of $75,000. In addition, David P. Lang has agreed to assume full responsibility for all company liabilities, except annual auditing fees and the settlement damages to I-Flow Corporation. Novacon Corporation ceased all commercial activity as of August 31, 2000.



ITEM 6A. QUANTITATIVE AND QUALITATIVE DISCLOSURE

     Not Applicable.



ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS
 The following financial statements of Novacon Corporation are included in Item 7:

  Balance Sheet for the years ended May 31, 2000 and 1999............page 52
  Statement of operations for the years ended
  May 31, 2000 and 1999..............................................page 53
  Statement of Changes in Shareholder Equity (Deficit)...............page 54
  Notes to Financial Statements......................................page 56


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None





PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     	Information with respect to Directors and Executive Officers of the Company is incorporated by reference to the Company's definitive Information Statement for its annual meeting of stockholders to be filed with the Securities and Exchange Commission (the "Information Statement").

ITEM 10. EXECUTIVE COMPENSATION

     	Information with respect to this item is incorporated by reference to the Company's Information Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     	Information with respect to this item is incorporated by reference to the Company's Information Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     	Information with respect to this item is incorporated by reference to the Company's Information Statement.



PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-KSB

(a) 1. FINANCIAL STATEMENTS

     	See index to financial statements under Item 8, on page __ for a list of all financial statements filed as part of this report.

    2. EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

     	The following exhibits are filed as part of this Annual Report on Form 10-KSB or are incorporated herein by reference:

    1. Information Statement for the 2000 Annual Meeting


(b) 1. REPORTS ON FORM 8-KSB

     	Letter of Intent to Acquire Your.Net, Inc., September 14, 2000



SIGNATURES

     	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Action of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NOVACON CORPORATION

Date: December 20, 2000       	By: /s/ David P. Lang

                                    ------------------------------------
						David P. Lang, Chairman of the Board,
						Chief Executive Officer (Principal
						Executive Officer), Chief Financial
						Officer (Principal Financial and
						Accounting Officer)

______________
David P. Lang
Director
December 20, 2000

NOVACON CORPORATION

FINANCIAL STATEMENTS

For the Years Ended
May 31, 2000, 1999 and 1998



NOVACON CORPORATION

INDEX TO FINANCIAL STATEMENTS

For the Years Ended May 31, 2000, 1999 and 1998



Independent Auditors' Report	1



Balance Sheet	2



Statement of Operations	3



Statement of Changes in Shareholders' Deficit	4



Statement of Cash Flows	                     5



Notes to Financial Statements	             6-11


INDEPENDENT AUDITORS' REPORT



Board of Directors
Novacon Corporation
St. Paul, Minnesota


We have audited the accompanying balance sheets of Novacon Corporation as of May 31, 2000, 1999 and 1998 and the related statements of operations, shareholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Novacon Corporation as of May 31, 2000, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company's recurring losses, negative cash flow from operations and net working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The
May 31, 2000, 1999 and 1998 financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/SILVERMAN OLSON THORVILSON & KAUFMANN LTD
   CERTIFIED PUBLIC ACCOUNTANTS
   Minneapolis, Minnesota

November 15, 2000

NOVACON CORPORATION

BALANCE SHEET

May 31, 2000, 1999 and 1998



ASSETS	              2000		      1999		      1998
Current assets:
Cash                  $3,294     $  -            $711
Accounts receivable 	  7,386		   14,095		      15,369
Inventory	            73,694	    64,106	       71,824
Other current assets	   -      	 	6,419	          -

Total current assets 	84,374	   84,620	        87,904

Property and
equipment,
net (Note 3)	        	 5,188	     6,115	        8,524

Total assets	       $	89,562  $ 90,735	      $ 96,428

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Checks drawn in
excess of available
funds	               $	  -       $3,258          $  -
Accounts payable	      43,716	   42,966           26,864
Accrued compensation 	392,711   272,711	          172,711
Accrued interest		     31,412		  18,841            13,338
Accrued litigation
settlement (Note 6) 1,344,582       -                 -
Notes payable -
related parties
(Note 4)		             89,269     19,816           14,700
Notes payable -
third parties (Note 5) 30,000	    30,000           30,000

Total liabilities	   1,931,690   387,592	          257,613

Commitments and
contingencies
(Notes 2 and 6)	         -            -                 -

Shareholders' deficit:
Common stock,
$.01 par value;
15,000,000 shares
authorized,
10,722,904 shares
issued, and
outstanding		          107,229	   107,229	           107,229
Paid-in capital	     8,509,434  8,509,434          8,509,434
Accumulated deficit(10,458,791	(8,913,520)        (8,777,848)

Total shareholders'
deficit	            (1,842,128)  (296,857)          (161,185)

Total liabilities
and shareholders'
deficit	              $	89,562   $90,735             $96,428


See accompanying notes to financial statements.


NOVACON CORPORATION

STATEMENT OF OPERATIONS

For the Years Ended May 31, 2000, 1999 and 1998



            			      2000		      1999		      1998

Net sales	       	$	89,593    	$	79,902   	$	56,664
Cost of
goods sold		        57,656     		35,491	    	34,530

Gross profit	      	31,937	     	44,411    		22,134

General and
administrative
expenses		         219,081	    	173,505     	136,086
Litigation
settlement
(Note 6)		       1,344,582	        -            -

Loss from
operations      (1,531,726)	   (129,094)     (113,952)

Other income (expense):
Interest expense	  (13,941)      (7,452)       (6,158)
Miscellaneous 		       396		        874         5,076

Total other
income (expense)   (13,545)      (6,578)       (1,082)

Net loss	      $(1,545,271	    $(135,672)   $(115,034)

Net loss
per share        $  (0.14)	     $  (0.01)    $  (0.01)

Weighted average
number of shares
outstanding		  10,722,904	    10,722,904    10,722,904


See accompanying notes to financial statements.


NOVACON CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

For the Years Ended May 31, 2000, 1999 and 1998




Common Stock




                                  Additional                    Total
               Number             Paid-In        Accumulated    Shareholders'
               Shares    Amount   Capital        Deficit        Deficit



Balances
at May 31,
1997	       10,722,904 $107,229  $8,509,434    $(8,662,814)    $(46,151)

Net loss	      -          -        -            (115,034)    (115,034)


Balances
at May 31,
1998	       10,722,904  107,229   8,509,434     (8,777,848)    (161,185)

Net loss	      -          -        	  -           (135,672)    (135,672)


Balances
at May 31,
1999	       10,722,904	 107,229   8,509,434     (8,913,520)    (296,857)

Net loss	       -          -          -         (1,545,271)  (1,545,271)


Balances
at May 31,
2000	       10,722,904	 107,229   8,509,434    (10,458,791)  (1,842,128)



See accompanying notes to financial statements.


NOVACON CORPORATION

STATEMENT OF CASH FLOWS

For the Years Ended May 31, 2000, 1999 and 1998



                   				           2000		    1999	       1998
Cash flows from
operating activities:
Net loss		                    $(1,545,271) $(135,672) $(115,034)
Adjustments to reconcile
net loss to net cash
provided by(used in)
operating activities:
    Depreciation		             1,980	          2,452	     2,328
(Increase) decrease in assets:
    Accounts receivable		      6,709           1,274     10,630
    Other receivables		          -      	        -       28,956
    Inventory	                (9,587)	         7,718	     3,660
    Other current assets		     6,419	         (6,419)	      -
Increase (decrease) in liabilities:
    Accounts payable		           749          16,102	    (4,463)
    Accrued compensation	    120,000         100,000	    71,947
    Accrued interest		        12,571	          5,503	     6,095
    Accrued litigation
    settlement             1,344,582
	Net cash provided by
     (used in) operating
     activities              (61,848)	        (9,042)		   4,119

Cash flows from investing activities:
    Purchase of property and
    equipment	                  (1,053)	       (43)	       (1,479)

	Net cash used by
      investing activities	      (1,053)	       (43)	       (1,479)

Cash flows from financing activities:
    Increase (decrease) in checks
    drawn in excess of available
    funds                        (3,258)	       3,258	           -
    Issuance of notes payable -
    related parties		            75,000	       19,458        23,500
    Repayment of notes payable -
    related parties	             (5,547)      (14,342)	      (26,000)

	Net cash provided by (used in)
      financing activities	      	66,195	      	8,374	       (2,500)

Increase (decrease) in cash	     	 3,294	        (711)	         140

Cash - beginning of year	           -               -     	     571

Cash - end of year	               $3,294	        $  -      	   $711

Supplemental schedule of cash flow
information:

Cash paid during the year
for interest	                     $1,493	       $1,899	         $63

See accompanying notes to financial statements.


NOVACON CORPORATION

NOTES TO FINANCIAL STATEMENTS

For the Years Ended May 31, 2000, 1999 and 1998


Note 1:	Significant Accounting Policies

	Nature of Organization:

Novacon Corporation assembles and distributes disposable drug infusion pumps designed for hospital and home applications in pain management. The Company had an exclusive United States manufacturing and marketing agreement with the Japanese developer of the proprietary technology used in the design of these pumps.

On May 3, 2000, the Company was subjected to a summary judgment on a patent infringement lawsuit (Note 6) in which it was ordered to cease all sales within the United States. Subsequent to the summary judgment, the Company has limited distribution of its drug infusion pumps to customers in Asia and Europe.

Accounts Receivable:

The Company considers its accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been recorded. If the collectability of any accounts becomes questionable, it will be reserved for and charged to operations.

	Inventory:

Inventory was recorded at the lower of cost (determined on a first-in, first-out basis) or market. Inventory on hand consisted of work in process and finished goods.

	Property and Equipment:

Property and equipment is stated at cost. Depreciation is computed using straight-line methods and is expensed based upon the estimated useful lives of the assets.

Expenditures for additions and improvements are capitalized, while repairs and maintenance are expensed as incurred.

Income Taxes:

Income taxes are provided for the tax effects of transactions reported in the financials statements and consist of taxes currently due plus deferred taxes, if any. Deferred taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions about the future outcome of current transactions which may affect the reporting and disclosure of these transactions. Accordingly, actual results could differ from those estimates used in the preparation of these financial statements.

NOVACON CORPORATION

NOTES TO FINANCIAL STATEMENTS

For the Years Ended May 31, 2000, 1999 and 1998


Note 1:	Significant Accounting Policies (Continued)

	Per Share Data:

The net income (loss) per share was computed based on the weighted average number of shares outstanding during the year. Statement of Financial Accounting SFAS No. 128 "Earnings Per Share" requires the presentation of basic and fully diluted earnings per share. The Company has outstanding notes payable which could be converted to common stock. The calculation of income per share of common stock assuming full dilution takes into account the effect of these convertible securities when the effect would be dilutive. For the periods presented, the effect of this item was either antidilutive or not materially different from the income (loss) per share of common stock presented in the financial statements.

Note 2:	Continued Existence and Management's Plan

During 2000, the Company incurred a net loss of $1,545,271 and a negative cash flow from operations of $61,848 resulting in a negative working capital position of $1,842,128 and an accumulated deficit totaling $10,458,791 at
May 31, 2000.    In addition, the Company is legally prohibited from selling its principal product line in the United States. On September 25, 2000, the Company entered into a letter of intent to acquire all the issued and outstanding shares (Note 6) of Your.Net, Inc. In conjunction with this, the Company has also entered into a mutual release to settle the summary judgment in its patent infringement litigation (Note 6) by issuing 500,000 shares of post acquisition stock and paying $144,000 in cash. Management believes that acquisition of Your.Net, Inc. and the ensuing business opportunities this transaction brings, will allow Novacon Corporation to settle all remaining obligations and continue in existence.

In the event that management's plans as described above are not successful, the Company may be forced to liquidate. The financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.

Note 3:	Property and Equipment

Property and equipment consisted of the following at May 31:
                                                                  Estimated
                                                                  Useful Life
	                                2000	     1999	     1998         in Years
Office equipment	               $5,896     $5,896	   $5,896          7
Machinery and equipment	       	10,555      9,502	    9,459         3-7
Total property and equipment   	16,451     15,398	   15,355
Less accumulated depreciation	  11,263      9,283	    6,831

Property and equipment, net     $5,188     $6,115    $8,524

Depreciation expense in 2000, 1999 and 1998 was $1,980, $2,452 and $2,328, respectively.

NOVACON CORPORATION

NOTES TO FINANCIAL STATEMENTS

For the Years Ended May 31, 2000, 1999 and 1998


Note 4:	Related Party Activity

Notes payable - related parties:

Notes payable - related parties consists of various notes payable to a board member, an officer/shareholder and entities controlled by relatives of the officer/shareholder. The notes bear interest at variable rates from 0% to 10%, are unsecured and due upon demand. Balances outstanding on these notes payable aggregated $89,269, $19,816, and $14,700 at May 31, 2000, 1999, and
1998 respectively.

Interest expense incurred on these notes payable aggregated $8,541, $2,002 and $768 during 2000, 1999 and 1998 respectively. Accrued interest on these notes payable aggregated $7,048, $808 and $705 at May 31, 2000, 1999 and 1998, respectively.

		Rent expense:

The Company rents office space from an officer/shareholder on a month to month basis. Rent expense aggregated $3,800, $10,900 and $6,000 during 2000, 1999 and 1998, respectively.

Note 5:	Notes Payable - Third Parties

Notes payable - third parties consisted of the following at May 31,


                        2000        1999       1998
Convertible notes
payable - interest-
bearing at 18%,
unsecured and due in
November 1997 and
March 1998.  In
November 2000, the
notes were converted
into 300,000 shares
of common stock
(Note 6).             $30,000       $30,000     $30,000

Note 6:    Commitments and Contingencies

Stock Option Plan:

The Plan expired in August of 1997 with no exercises, grants, or forfeitures during the year ended May 31, 1998. During 1998, 500,000 of non-qualified options outstanding to an officer/shareholder at an exercise price of $.09 per share expired unexercised.

Supply and Distribution Agreement:

On September 1, 1998, the Company entered into a distribution agreement with its key supplier (Note 7). The agreement is in effect for a four year period and provides for minimum purchase quantities by the Company. The Company has breached the terms of the distribution agreement, but to date, the supplier has not taken any action against such breach. At this time, management is unaware of the potential financial effect of its breach.

NOVACON CORPORATION

NOTES TO FINANCIAL STATEMENTS

For the Years Ended May 31, 2000, 1999 and 1998


Note 6:         Commitments and Contingencies (Continued)

 Settlement of Accrued Salaries and Third Party Note Repayments:

In August 1999, the Board of Directors authorized the issuance of 3,927,096 shares of its common stock to an officer/shareholder and a relative of the officer/shareholder in lieu of $105,260 of prior accrued salaries. The actual shares of stock were issued in November 2000. Additionally, in November 2000, the Company exercised the third party note holders' conversion rights by converting, without note holders' approval, the $30,000 of third party note payables (Note 5) to 300,000 shares of common stock. To date, no action has been taken by the former third party note holders.

Additionally, on May 31, 2000, the Board of Directors authorized the conveyance of all of the Company's assets to an officer/shareholder and a relative of the officer/shareholder in full settlement of all remaining accrued salaries. The actual conveyance and salary settlement release is expected to occur in December 2000.

Patent Infringement Lawsuit:

On July 24, 1999, the Company was served with a patent infringement lawsuit. The lawsuit was brought about by I-Flow Corporation ("I-Flow") who claimed the Company encroached on two of I-Flow's patents. The Company did not have the resources available to defend the lawsuit and as a result, I-Flow filed for a summary judgment. The summary judgment was granted on May 3, 2000 and the Company was ordered to pay $1,344,582 in damages, attorney's fees, and interest. Additionally, the Company was ordered to cease sales of drug infusion pumps in the United States.

On October 13, 2000, the Company and I-Flow entered into a mutual release whereby the Company agreed to pay $144,000 and to issue approximately 500,000 post-acquisition shares of the Company to I-Flow. Such shares represent 2.5%, calculated on a fully diluted basis, of Novacon's stock after consummation of the acquisition of Your.Net, discussed below. This mutual release becomes null and void if the acquisition of Your.Net and remittance of all settlement obligations have not been completed by December 31, 2000.

Your.Net Merger:

The Company executed a letter of intent on September 14, 2000 that contemplated the combination of Your.Net, Inc., a Minnesota corporation, with the Company. The parties have recently determined not to proceed in accordance with the terms of the letter of intent. However, discussions are continuing which could result in a full or partial stock exchange or merger or other combination between the Company and Your.Net, Inc. If such a transaction were to occur, it is contemplated that the Company would issue a newly authorized class of common shares, $0.001 par value, to the Your.Net, Inc. shareholders in an amount presently unknown but expected not to exceed 18,000,000 shares. There is no assurance that any such transaction will be agreed to or occur, and if consummated, that the terms will not be different from those referred to above.



NOVACON CORPORATION

NOTES TO FINANCIAL STATEMENTS

For the Years Ended May 31, 2000, 1999 and 1998


Note 6:    Commitments and Contingencies (Continued)

Your.Net Merger (continued):

In conjunction with the above combination, the Company expects to call and conduct an annual meeting of stockholders to be held during January 2001 at which time it expects to amend and restate its certificate of incorporation to (i) change its corporate name and (ii) recapitalize its authorized capital stock through reducing its issued and outstanding $0.01 par value common stock (approximately 15,000,000 shares as of November 15, 2000) to approximately 1,250,000 shares of common stock, $0.001 par value, and increase its authorized capital stock to approximately 25,000,000 shares.

Note 7:	Significant Suppliers and Customers

Suppliers:

During 2000, 1999 and 1998, the Company purchased substantially all of its inventory of disposal drug infusion pumps and related supplies from a Japanese corporation, pursuant to the terms of a supply and distribution agreement (Note 6). Total purchases from this supplier aggregated $52,029, $23,982 and $27,943 during 2000, 1999 and 1998, respectively.

Customers:

During 2000, the Company made sales to three separate domestic customers representing approximately 42%, 29% and 23% of total sales.

During 1999, the Company made sales to two separate domestic customers representing approximately 33% and 20% of total sales. Additionally, during 1999, the Company made sales to one Asian customer representing approximately 30% of total sales.

During 1998, the Company made sales to two separate domestic customers representing approximately 27% and 40% of total sales. Additionally, during 1998, the Company made sales to one Asian customer representing approximately 33% of total sales.

Note 8:	Income Taxes

The effective tax rate varies from the maximum federal statutory rate as a result of the following items:


                                 2000       1999       1998
Tax benefit computed
at the maximum federal
statutory rate	                 (34.0)%	   (34.0)%   	(34.0)%
Increase in taxes resulting
from temporary and permanent
reporting differences            32.0       26.0       19.0
Loss to be carried forward        2.0        8.0       15.0

	Income tax provision              -	         -	         -

NOVACON CORPORATION

NOTES TO FINANCIAL STATEMENTS

For the Years Ended May 31, 2000, 1999 and 1998

Note 8:	Income Taxes (Continued)

Deferred taxes consisted of the following at May 31:


                            2000            1999             1998
Asset:
Net operating
loss carryforward        $998,000       $1,336,000       $1,566,000
Accrued litigation
settlement	               269,000             -    	         -
Other	                     78,000	          54,000	          34,000
Deferred tax asset	     1,345,000 	      1,390,000	       1,600,000
Less valuation
allowance              (1,345,000)      (1,390,000)      (1,600,000)

Net deferred tax asset     $ -              $ -              $ -

For financial statement purposes, no tax benefit has been reported in 2000, 1999 or 1998 as realization of the tax benefits is uncertain. Accordingly, a valuation allowance has been established for the full amount of the deferred tax asset. The net change in the deferred tax valuation allowance was a decrease of $45,000, $210,000 and $1,864,000 in 2000, 1999 and 1998,
respectively.

At May 31, 2000, the Company had approximate net operating loss carryforwards as follows for income tax purposes:

Carryforward Expires		Net Operating Loss
     May 31,		      Carryforwards
	2001		              2,387,000
	2002		                804,000
	2003		                532,000
	2004		                 83,000
	2005		                763,000
	2007		                 46,000
	2011		                 95,000
	2012		                133,000
	2018		                 41,000
	2019		                 36,000
	2020		                 70,000

    		       Total	 $4,990,000

The utilization of the carryforwards is dependent upon the ability to generate sufficient taxable income during the carryforward period. In addition, utilization of these carryforwards may be limited due to ownership changes as defined in the Internal Revenue Code.



NOVACON CORPORATION



INDEX TO EXHIBITS


I. Schedule 14C Information..........................................page 36

II. Information Statement for 2000 Shareholders' Meeting.............page 37










UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

SCHEDULE 14C INFORMATION

Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934

Check the appropriate box:
[X]       Preliminary Information Statement
[   ]       Confidential, for use of the Commission only (as permitted by
Rule 14c-5(d)(2)
            [   ]       Definitive Information Statement
-----------------------------------------------------------------------------
NOVACON CORPORATION
(Name of Registrant as Specified In Its Charter)
-----------------------------------------------------------------------------
Payment of Filing Fee (Check the appropriate box):
[X]  No fee required
[  ] 	Fee computed on table below per Exchange Act Rules 14c-5(g) and 0-11.
     	(1)  	Title  of each  class of  securities  to  which  transaction applies:
          			Common Stock, $0.01 par Value
     	(2)  	Aggregate   number  of  securities  to  which   transaction
      applies:
          			                    15,000,000
(3)  	Per unit  price  or other  underlying  value of  transaction  computed pursuant to Exchange Act Rule 0-11 (Set forth the amount on which the filing fee is calculated and state how it was determined):
           	(4)  	Proposed maximum aggregate value of transaction:
           	(5)  	Total fee paid:  $0.00

[   ]     Fee paid previously with preliminary materials.
[   ]     Check box if any part of the fee is offset as provided by Exchange
          Act Rule 0-11(a)(2) and identify the filing for which the offsetting fee was paid previously. Identify the previous filing by registration statement number, or the Form or Schedule and the date of its filing.
     	(1)  	Amount Previously Paid: Not Applicable
     	(2)  	Form, Schedule or Registration Statement No.: Not Applicable
     	(3)  	Filing Party: Not Applicable
     	(4)  	Date Filed: Not Applicable


NOVACON CORPORATION

INFORMATION STATEMENT

-----------------------------------------------------------------------------
GENERAL INFORMATION
-----------------------------------------------------------------------------

         	This information statement is first being furnished on or about January 5, 2001, to our shareholders of record as of the close of business on December 1, 2000 in connection with (1) the amendment of our Amended and Restated Certificate of Incorporation, (2) the amendment of our Bylaws, and
(3) the election of Directors. The amendment to our Certificate of Incorporation, which is described in more detail below, will initially decrease the number of our shares of authorized Common Stock, $0.01 par value, from 15,000,000 shares to 1,250,000 shares of Common Stock, $0.001 par value, and then increase the number of shares of our authorized Common Stock, $0.001 par value, from 1,250,000 shares to 50,000,000 shares of Common Stock, $0.001 par value.

         Our Board of Directors has approved the amendment of the Certificate of Incorporation and the Bylaws.

 WE ARE NOT ASKING YOU FOR A PROXY, AND YOU ARE REQUESTED NOT TO SEND US ONE, WITH RESPECT TO THE AMENDMENT. WE ARE SENDING THIS INFORMATION STATEMENT TO YOU ONLY FOR INFORMATIONAL PURPOSES.

         For additional information about us, please refer to our Annual Report on Form 10-KSB for the year ended May 31, 2000, and the other periodic filings (including our quarterly reports on Form 10-QSB dated
August 31, 2000 and November 30, 2000, and our periodic report on Form 8-K dated September 14, 2000) we have made with the Securities and Exchange Commission, or SEC, which are incorporated herein by this reference. A copy of our Annual Report is being furnished to you with this Information Statement. If you would like copies of any of those documents, you can request
(by phone or in writing) copies of them by sending your request to our principal office: Novacon Corporation, 5451 Hilltop Avenue, Lake Elmo, MN 55042-9539, telephone (651) 704-9160, Attn: John D. Lang, Secretary. We will not charge you for any of the copies. You can also obtain copies of those documents from the electronic filing site maintained by the SEC on the world-wide web (www.sec.gov/archives/edgar), from the SEC's office at Judiciary Plaza, 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549 or the various regional SEC offices.

-----------------------------------------------------------------------------
THE AMENDMENT TO THE CERTIFICATE OF INCORPORATION
PROPOSAL NO. 1
-----------------------------------------------------------------------------

         Our authorized capital currently consists of 15,000,000 shares of Common Stock, par value $0.01 per share. Our Board of Directors have determined that it would be in our best interest to amend and restate our certificate of incorporation to decrease the number of our authorized shares of Common Stock, $0.01 par value, from 15,000,000 to 1,250,000 shares of Common Stock, $0.001 par value, to reflect our inactive business status, and then increase the number of shares of our authorized Common Stock, $0.001 par value, from 1,250,000 shares to 50,000,000 shares of Common Stock, $0.001 par value. In addition, among other matters, we will change our name from Novacon Corporation to "NVCN Corporation." After the amending and restating our certificate of incorporation, it will read, in its entirety, as set forth in Appendix A attached hereto. PLEASE CAREFULLY READ APPENDIX A THAT FULLY SETS FORTH THE PROPOSED AMENDED AND RESTATED CERTIFICATE OF INCORPORATION. The amended and restated certificate of incorporation will be effected by (i) approval of the proposed amended and restated certificate of incorporation by a majority of our stockholders entitled to vote at our Annual Meeting and (ii) filing the amended and restated certificate of incorporation with the Secretary of State for the State of Delaware. The amended and rested certificate of incorporation will become effective when the filing is accepted by the Secretary of State's office.

----------------------------------------------------------------------------
THE AMENDMENT TO THE BYLAWS
PROPOSAL NO. 2
----------------------------------------------------------------------------

Our Board of Directors have determined that it would be in our best interest to amend our bylaws. After the amending our bylaws, they will read, in their entirety, as set forth in Appendix B attached hereto. PLEASE CAREFULLY READ APPENDIX B THAT FULLY SETS FORTH THE PROPOSED AMENDED BYLAWS. The amended by laws will be effected by approval of the proposed amended bylaws by a majority of our stockholders entitled to vote at our Annual Meeting. The amended bylaws will become effective when approved by our stockholders.

-----------------------------------------------------------------------------
APPROVAL OF THE AMENDMENTS
-----------------------------------------------------------------------------

         	On November 30, 2000, our Board of Directors approved the amendments to our certificate of incorporation and bylaws by unanimous written consent. In approving the amendments, our Board of Directors considered a number of factors, including the fact that we have inactive business operations, that all of shares of presently authorized capital stock have been issued, that any amalgamation with a third party will probably require that our stockholders maintain a only a small holding, and that we may have to issue a substantial number of shares of common stock in the future in connection with any amalgamation.

         The actions described in this information statement will not afford our stockholders the opportunity to dissent from the actions described herein, or to receive an agreed or judicially determined value for their shares.




-----------------------------------------------------------------------------
TAX CONSEQUENCES
-----------------------------------------------------------------------------

         The amendment of our certificate of incorporation as is described in this information statement should not result in any taxable gain or loss to us or to you as a stockholder. The tax basis for your shares should also not be affected by the amendment, nor should the holding period for your shares. The federal income tax discussion included in this section is included as general information only. You are urged to consult with your own tax advisor to determine your tax effects, if any, from the amendment.

-----------------------------------------------------------------------------
BENEFICIAL OWNERSHIP
-----------------------------------------------------------------------------

         The following table sets forth certain information regarding the beneficial ownership of our outstanding securities as of December 1, 2000 by the following parties:

all those persons or entities known by us to be beneficial owners of 5% or more of each class of our outstanding securities, or "5% Stockholders;"
each director and each of our Chief Executive Officer and the next four highest paid officers, or our Named Executive Officers;
     		all directors and our executive officers as a group; and parties that do not fall into any of the categories listed above, but which approved the amendment.

The data presented are based on information provided to us by the parties specified above and are being included in this information statement to provide you with information regarding the relative ownership interests of the parties who have consented in writing to the amendment and who hold management positions with us.

Name of Beneficial Owner    Class	 Number of Shares  Percentage of Class(1)

David P. Lang 		           Common     3,957,074	             	 26.4%
Chief Executive Officer,
Chief Financial Officer,
and Director

John D. Lang       	  	    Common	    1,090,000	             	  7.3%
Secretary

Paul D. Rieff              Common	      15,000		                0.1%
Director

Walter Zohmann             Common	           0                    --

All directors and officers
as a group (4) persons	    Common	    5,062,074                 33.7%
	______________________

(1) 	Based on 15,000,000 outstanding shares of Common Stock. The inclusion of any shares as "beneficially owned" does not constitute an admission of beneficial ownership (which has a broad definition under the securities laws) of these shares. Unless otherwise indicated, each person listed has sole investment and voting power with respect to the shares listed.

-----------------------------------------------------------------------------
ELECTION OF DIRECTORS
PROPOSAL NO. 3
-----------------------------------------------------------------------------

	The Company's Certificate of Incorporation provides that the Board of Directors shall not consist of less than three or more than seven members, as determined from time to time by the Board. Directors are to serve for one-year terms. At the 2000 Annual Meeting, three Directors are to be elected to hold office for the term expiring at the next annual meeting of the stockholders to be held in 2001, and until his/her successor has been elected and qualified, or until his/her death, resignation or removal, if earlier.

Nominees

	David P. Lang, Director, Paul D. Rieff, Director, and Walter Zohmann, Director, have been nominated for election to the Board for terms expiring in 2001. Messrs. Lang, Rieff and Zohmann are current members of the Board.

	Certain information regarding each nominee is set forth below:

Nominees for Director (Terms Expiring in 2001)

	David P. Lang, age 54, has been the Chief Executive Officer, President and Chief Financial Officer of the Company since April 1986 and a Director since 1984. Mr. Lang held international marketing management positions with Medtronic Europe, S.A., Paris, France (a subsidiary of Medtronic, Inc.) from 1970 to 1975; Medical Europe GmbH, Munich, Germany (a subsidiary of Medical, Inc.) from 1975 to 1977; Cyberex Corporation from 1979 to 1981; and the Company since 1982 to present. Mr. Lang has over 15 years business experience in China, having negotiated the first Sino-American medical electronics joint venture in 1985. He has lectured in international business at the University of Minnesota and the University of St. Thomas, and taught courses at Metropolitan State University. Mr. Lang is a graduate of Harvard College,
B.A. 1968.

	Paul D. Rieff, age 64, has been a Director since 1996. Mr. Rieff has been Managing Director of Asia Cardiovascular Products (ACP), Hong Kong, a subsidiary of Getz Bros. & Co., Inc., San Francisco, California since 1985. Prior to joining ACP, he held international marketing management positions with several medical device manufacturers, including Medtronic, Inc. and Medical, Inc. Mr. Rieff is a graduate of the University of Minnesota, B.A. 1968.

	Walter Zohmann, age 52, has been a Director since 1998. Mr. Zohmann has been the owner and principal of International Medical Development, Inc., Park City, Utah since 1990. International Medical Development, Inc. is a manufacturer and distributor of spinal needles and airway management products. Prior to organizing his company, he held sales and marketing positions with Johnson & Johnson in Germany and the United States. Mr. Zohmann is a graduate of the University of Nurnburg, B.S. 1970.

Meetings and Committees of the Board of Directors

	The Board of Directors held one meeting during 2000 and approved three consent resolutions.

	The Company presently has no committees, but intends to form a compensation committee and audit committee consisting on non-employee directors following the seating of directors elected at the Annual Meeting.

Compensation to Directors

	The Directors received no fees or form of compensation for their services in such office during 2000, nor does the Company intend to pay any such fees or compensation during the ensuing year.

Stock Options/Consulting Fees

The Directors received no stock option grants or consulting fees for their services in such office during 2000, nor does the Company intend to grant any such options or pay any such fees during the ensuing year.

-----------------------------------------------------------------------------
EXECUTIVE COMPENSATION
-----------------------------------------------------------------------------

	The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to the Company's current chief executive officer (the "Named Executive Officers"). No other executive officer had total compensation in fiscal year 2000 (based on salary and bonus) exceeding $100,000.

Summary Compensation Table

Name and	Annual Compensation	Long-Term	      All Other
Principal
Position            Year            Salary($)	  Compensation Compensation(1)

David P. Lang       2000	            	75,000	       	 0		           0
Chief Executive 	   1999	            	75,000		        0         		  0
Officer, Chief	     1998	            	75,000	         0         		  0
Financial Officer


(1) Options, Grants and Exercises during Fiscal 2000. The Company granted no options to Named Executive Officers during Fiscal 2000, nor were any options exercised. The Company has no outstanding stock appreciation rights or stock options.

-----------------------------------------------------------------------------
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-----------------------------------------------------------------------------

	In November 1999, the Company approved the issuance of 2,927,096 and 1,000,000 shares of Common Stock to David P. Lang and John D. Lang, respectively, in partial satisfaction of then accrued, but unpaid salaries, of $78,760 and $26,500. On the date of Board approval action, the directors deemed the fair market value of the Company's Common Stock to be $0.0265 per share. The shares were issued during November 2000. David P. Lang and John D. Lang are, respectively, father and son.

-----------------------------------------------------------------------------
COMPLIANCE WITH REPORTING REQUIREMENTS OF EXCHANGE ACT
-----------------------------------------------------------------------------

	Section 16 of the Securities Exchange Act of 1934, and the rules promulgated thereunder, requires the Company's officers, directors, and holders of 10% or more of its outstanding Common Stock to file certain reports with the Securities and Exchange Commission. To the Company's best knowledge, based solely on information provided to it by the reporting individuals, all of the reports required to be filed b these individuals have been filed, except that Initial Report son Form 3 for John D. Lang were filed late.

-----------------------------------------------------------------------------
OTHER MATTERS
-----------------------------------------------------------------------------

	The Board of Directors is not aware that any matter other than those described in the Notice of Annual Meeting of Stockholders will be presented for action at the meeting.

-----------------------------------------------------------------------------
RELATIONSHIP WITH INDEPENDENT ACCOUNTANTS
-----------------------------------------------------------------------------

	Silverman Olson Thorvilson & Kaufmann, Ltd., has served as the Company's principal independent accountant to audit the Company's financial statements for the fiscal years 1992 through 2000. Representatives of Silverman Olson Thorvilson & Kaufmann, Ltd. are expected to be present at the Annual Meeting and will have the opportunity to make a statement, if they desire to do so, and to respond to appropriate questions.

-----------------------------------------------------------------------------
STOCKHOLDER PROPOSALS FOR THE 2001 ANNUAL MEETING
-----------------------------------------------------------------------------

All stockholder proposals intended to be presented at the 2001 Annual Meeting of Stockholders must be received by the Company at its offices on or before July 31, 2001. In addition, a stockholder must give notice to the Company prior to July 31, 2001, of any proposal which such stockholder intends to raise at the 2001 Annual Meeting. If the Company receives notice of such proposal after July 31, 2001, the persons named in the proxy solicited by the Company's Board of Directors for the 2001 Annual Meeting may exercise discretionary voting powers with respect to such proposal. Further, under the Company's proposed Amended and Restated Certificate of Incorporation, or business to be properly brought before the 2001 Annual Meeting, a stockholder must give notice in writing to the Secretary of the Company no later than 50 days prior to the date of the meeting. Any proposal not submitted by such date will not be considered at the 2001 Annual Meeting.

-----------------------------------------------------------------------------
REPORT ON FORM 10-KSB
-----------------------------------------------------------------------------

	A copy of the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2000, accompanies the Notice of Annual Meeting of the
Stockholders and this Information Statement.

	It is important that you attend the Annual Meeting in person or by your Ballot. Stockholders who do plan to attend the Annual Meeting in person are urged to complete, sign, date and return the enclosed Ballot by return mail.

December 20, 2000

			BY ORDER OF THE BOARD OF DIRECTORS

			John D. Lang, Secretary


APPENDIX A

PROPOSED AMENDED AND RESTATED CERTIFICATE OF INCORPORATION


AMENDED AND RESTATED CERTIFICATE OF INCORPORATION

OF

NOVACON CORPORATION

The undersigned, David P. Lang, certifies that he is Chief Executive Officer of Novacon Corporation, a corporation organized and existing under the laws of the State of Delaware (hereinafter called the "Corporation"), and does hereby certify as follows:

1. The current name of the Corporation is Novacon Corporation. The Corporation was originally incorporated as Cardio-Pace Corporation and the original Certificate of Incorporation of the Corporation was filed with the Secretary of State of the State of Delaware on April 20, 1981. The original Certificate of Incorporation was amended on June 25, 1981, May 13, 1983, January 30, 1984, August 16, 1984, October 9, 1984, and November 24, 1987.

2. This Amended and Restated Certificate of Incorporation was duly adopted by and in accordance with the provisions of Sections 228, 242 and 245 of the General Corporation Law of the State of Delaware as set forth in Title 8 of the Delaware Code (the "GCL").

3. This Amended and Restated Certificate of Incorporation restates and integrates and further amends the provisions of the Corporation's Certificate of Incorporation.

4. Effective upon the filing of this Amended and Restated Certificate of Incorporation with the Secretary of State, the Company's name will be NVCN Corporation.

5. Effective upon the filing of this Restated and Amended Certificate of Incorporation with the Secretary of State, each share of Common Stock outstanding shall be reclassified and combined into a lesser number of shares of common stock at a ratio of 12:1, such that each twelve (12) shares of common stock issued and outstanding shall be reclassified and combined into and become one (1) share of common stock. No fractional shares of common stock shall be issued as a result of such reclassification and combination, but the fair value of fractions of a share shall be paid in lieu thereof; each holder thereof shall be entitled to receive a cash payment equal to the holder's fraction of a share of common stock multiplied by the per share fair market value, as determined by the Board of Directors.

6. The text of the Amended and Restated Certificate of Incorporation of the Corporation is hereby amended and restated to read in its entirety as follows:

FIRST: The name of the Corporation is NVCN Corporation (the
"Corporation").

SECOND: The address of the registered office of the Corporation in the State of Delaware is 1209 Orange Street, City of Wilmington 19801, County of New Castle. The name of its registered agent at that address is CT Corporation System.

THIRD: The purpose of the Corporation is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of the State of Delaware (the "GCL").

FOURTH:

(a) 	Authorized Capital Stock. The total number of shares of stock which the
Corporation shall have authority to issue is 50,000,000 shares of common stock, par value $0.001 per share (the "Common Stock").

(b) 	Common Stock. The powers, preferences and rights, and the
qualifications, limitations and restrictions, of each class of the Common Stock are as follows:

(1) 	No Cumulative Voting. The holders of shares of Common Stock shall not have cumulative voting rights.

(2) 	Dividends; Stock Splits. Subject to any other provisions of this
Amended and Restated Certificate of Incorporation, as it may be amended from time to time, holders of shares of Common Stock shall be entitled to receive such dividends and other distributions in cash, stock or property of the Corporation when, as and if declared thereon by the Board of Directors from time to time out of assets or funds of the Corporation legally available therefor.

(3) 	Liquidation, Dissolution, etc. In the event of any liquidation, dissolution or winding up (either voluntary or involuntary) of the Corporation, the holders of shares of Common Stock shall be entitled to receive the assets and funds of the Corporation available for distribution after payments to creditors.

(4) 	Merger, etc. In the event of a merger or consolidation of the
Corporation with or into another entity (whether or not the Corporation is the surviving entity), the holders of each share of Common Stock shall be entitled to receive the same per share consideration on a per share basis.

(5) 	No Preemptive or Subscription Rights. No holder of shares of Common
Stock shall be entitled to preemptive or subscription rights.

(c) 	Power to Sell and Purchase Shares. Subject to the requirements of applicable law, the Corporation shall have the power to issue and sell all or any part of any shares of any class of stock herein or hereafter authorized to such persons, and for such consideration, as the Board of Directors shall from time to time, in its discretion, determine, whether or not greater consideration could be received upon the issue or sale of the same number of shares of another class, and as otherwise permitted by law. Subject to the requirements of applicable law, the Corporation shall have the power to purchase any shares of any class of stock herein or hereafter authorized from such persons, and for such consideration, as the Board of Directors shall from time to time, in its discretion, determine, whether or not less consideration could be paid upon the purchase of the same number of shares of another class, and as otherwise permitted by law.

(d)	Reclassification of Shares of Common Stock, $0.01 Par Value. The issued and outstanding shares of common stock, $0.01 par value, of the Corporation shall be and hereby are reclassified and combined into a lesser number of shares of common stock, $0.001 par value, at a ratio of 12:1, such that each twelve (12) shares of common stock, $0.01 par value, issued and outstanding shall be reclassified and combined into and become one (1) share of common stock, $0.001 par value, and the total number of shares which the Corporation is authorized to issue is one million two hundred fifty thousand (1,250,000) shares of Common Stock, par value $0.001. No fractional shares of common stock shall be issued as a result of such reclassification and combination, but the fair value of fractions of a share shall be paid in lieu thereof;
each holder thereof shall be entitled to receive a cash payment equal to the holder's fraction of a share of Common Stock multiplied by the per share fair market value, as determined by the Board of Directors.

         	FIFTH: The following provisions are inserted for the management of the business and the conduct of the affairs of the Corporation, and for further definition, limitation and regulation of the powers of the Corporation and of its directors and stockholders:

(a) 	The business and affairs of the Corporation shall be managed by or under the direction of the Board of Directors.

b) 	The number of directors of the Corporation shall be as from time to time fixed by the Board of Directors, and such number shall never be less than three nor more than thirteen. Election of directors need not be by written ballot unless the By-Laws so provide.

(c) 	A director shall hold office until the annual meeting for the year in which his or her term expires and until his or her successor shall be elected and shall qualify, subject, however, to prior death, resignation, retirement, disqualification or removal from office.

(d) 	Any vacancy on the Board of Directors that results from an increase in the number of directors may be filled by a majority of the Board of Directors then in office, provided that a quorum is present, and any other vacancy occurring on the Board of Directors may be filled by a majority of the Board of Directors then in office, even if less than a quorum, or by a sole remaining director. Any director of any class elected to fill a vacancy resulting from an increase in the number of directors of such class shall hold office for a term that shall coincide with the remaining term of that class. Any director elected to fill a vacancy not resulting from an increase in the number of directors shall have the same remaining term as that of his predecessor. Any or all of the directors of the Corporation may be removed from office at any time, but only for cause and only by the affirmative vote of the holders of at least a majority of the voting power of the Corporation's then outstanding capital stock entitled to vote generally in the election of directors.

(e) 	In addition to the powers and authority hereinbefore or by statute expressly conferred upon them, the directors are hereby empowered to exercise all such powers and do all such acts and things as may be exercised or done by the Corporation, subject, nevertheless, to the provisions of the GCL, this Certificate of Incorporation, and any By-Laws adopted by the stockholders; provided, however, that no By-Laws hereafter adopted by the stockholders shall invalidate any prior act of the directors which would have been valid if such By-Laws had not been adopted.

      	SIXTH: No director shall be personally liable to the Corporation or any of its stockholders for monetary damages for breach of fiduciary duty as a director, except to the extent such exemption from liability or limitation thereof is not permitted under the GCL as the same exists or may hereafter be amended. If the GCL is amended hereafter to authorize the further elimination or limitation of the liability of directors, then the liability of a director of the Corporation shall be eliminated or limited to the fullest extent authorized by the GCL, as so amended. Any repeal or modification of this Article SIXTH by the stockholders of the Corporation shall not adversely affect any right or protection of a director of the Corporation existing at the time of such repeal or modification with respect to acts or omissions occurring prior to such repeal or modification.

         	SEVENTH: The Corporation shall indemnify its directors and officers to the fullest extent authorized or permitted by law, as now or hereafter in effect, and such right to indemnification shall continue as to a person who has ceased to be a director or officer of the Corporation and shall inure to the benefit of his or her heirs, executors and personal and legal representatives;
provided, however, that, except for proceedings to enforce rights to indemnification, the Corporation shall not be obligated to a director or officer (or his or her heirs, executors or personal or legal representatives) in connection with a proceeding (or part thereof) initiated by such person unless such proceeding (or part thereof) was authorized or consented to by the Board of
Directors. The right to indemnification conferred by this Article SEVENTH shall include the right to be paid by the Corporation the expenses incurred in defending or otherwise participating in any proceeding in advance of its final disposition.

The Corporation may, to the extent authorized from time to time by the Board of Directors, provide rights to indemnification and to the advancement of expenses to employees and agents of the Corporation similar to those conferred in this Article SEVENTH to directors and officers of the Corporation.

            The rights to indemnification and to the advance of expenses conferred in this Article SEVENTH shall not be exclusive of any other right which any person may have or hereafter acquire under this Certificate of Incorporation, the By-Laws of the Corporation, any statute, agreement, vote of stockholders or disinterested directors or otherwise.

Any repeal or modification of this Article SEVENTH by the stockholders of the Corporation shall not adversely affect any rights to indemnification and to the advancement of expenses of a director or officer of the Corporation existing at the time of such repeal or modification with respect to any acts or omissions occurring prior to such repeal or modification.

         	EIGHTH: Unless otherwise required by law, special meetings of stockholders, for any purpose or purposes may be called by either (i) the Chairman of the Board of Directors, if there be one, (ii) the Chief Executive Officer, or (iii) the Board of Directors. The ability of the stockholders to call a special meeting is hereby specifically denied.

    	NINTH: Any action required or permitted to be taken by the stockholders of the Corporation must be effected at a duly called annual or special meeting of stockholders of the Corporation, and the ability of the stockholders to consent in writing to the taking of any action is hereby specifically denied.

         	TENTH: Meetings of stockholders may be held within or without the State of Delaware, as the By-Laws may provide. The books of the Corporation may be kept (subject to any provision contained in the GCL) outside the State of Delaware at such place or places as may be designated from time to time by the Board of Directors or in the By-Laws of the Corporation.

         	ELEVENTH: In furtherance and not in limitation of the powers conferred upon it by the laws of the State of Delaware, the Board of Directors shall have the power to adopt, amend, alter or repeal the Corporation's By-Laws. The affirmative vote of at least a majority of the entire Board of Directors shall be required to adopt, amend, alter or repeal the Corporation's By-Laws. The Corporation's By-Laws also may be adopted, amended, altered or repealed by the affirmative vote of the holders of at least eighty percent (80%) of the voting power of the shares entitled to vote at an election of directors.

         	TWELFTH: The Corporation reserves the right to amend, alter, change or repeal any provision contained in this Certificate of Incorporation in the manner now or hereafter prescribed in this Certificate of Incorporation, the Corporation's By-Laws or the GCL, and all rights herein conferred upon stockholders are granted subject to such reservation.

IN WITNESS WHEREOF, the Corporation has caused this Amended and Restated Certificate of Incorporation to be executed as of this __ day of January 2001 in its name and on its behalf by its Chief Executive Officer, pursuant to
Section 103 of the General Corporation Law of the State of Delaware.


                                   NOVACON CORPORATION



                                   Name:    /s/David P. Lang
                                   Title:   Chief Executive Officer

APPENDIX B

                       PROPOSED AMENDED BYLAWS

                               BY-LAWS
                                 of

                           NVCN CORPORATION
                       A Delaware Corporation

                     Effective January __, 2001

ARTICLE I

OFFICES

         	Section 1. Registered Office. The registered office of NVCN Corporation (the "Corporation") shall be in the City of Wilmington, County of New Castle, State of Delaware.

         	Section 2. Other Offices. The Corporation may also have offices at such other places, both within and without the State of Delaware, as the Board of Directors may from time to time determine.

ARTICLE II

MEETINGS OF STOCKHOLDERS

Section 1. Place of Meetings. Meetings of the stockholders for the election of directors or for any other purpose shall be held at such time and place, either within or without the State of Delaware, as shall be designated from time to time by the Board of Directors and stated in the notice of the meeting or in a duly executed waiver of notice thereof.

Section 2. Annual Meetings. The annual meetings of stockholders shall be held on such date and at such time as shall be designated from time to time by the Board of Directors and stated in the notice of the meeting, at which meetings the stockholders shall elect directors, and transact such other business as may properly be brought before the meeting.

Section 3. Special Meetings. Unless otherwise prescribed by law or by the certificate of incorporation of the Corporation, as amended and restated from time to time (the "Certificate of Incorporation"), special meetings of stockholders, for any purpose or purposes, may be called by either (i) the Chairman of the Board of Directors, (ii) the Chief Executive Officer, or (iii) the Board of Directors. Such request shall state the purpose or purposes of the proposed meeting. At a special meeting of the stockholders, only such business shall be conducted as shall be specified in the notice of meeting
(or any supplement thereto) given by or at the direction of the Board of Directors.

Section 4. Notice. The Corporation shall give each stockholder written notice of any meeting of stockholders. The notice shall state the place, date and hour of the meeting, and, in the case of a special meeting, the purpose or purposes for which the meeting is called. Unless otherwise required by law, the written notice of any meeting shall be given not less than ten nor more thansixty days before the date of the meeting to each stockholder entitled to vote at such meeting.

Section 5. Quorum. Except as otherwise required by law or by the Certificate of Incorporation, the holders of a majority of the capital stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at all meetings of the stockholders for the transaction of business. A quorum, once established, shall not be broken by the withdrawal of enough votes to leave less than a quorum. If, however, such quorum shall not be present or represented at any meeting of the stockholders, the stockholders entitled to vote thereat, present in person or represented by proxy, shall have power to adjourn the meeting from time to time in the manner provided in Section 6, until a quorum is present or represented.

Section 6. Adjournment. Any meeting of the stockholders may be adjourned from time to time to reconvene at the same or some other place, and notice need not be given of any such adjourned meeting if the time and place thereof are announced at the meeting at which the adjournment is taken. At the adjourned meeting, the Corporation may transact any business which might have been transacted at the original meeting. If the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting not less than ten nor more than sixty days before the date of the meeting.

Section 7. Proxies. Any stockholder entitled to vote may do so in person or by his or her proxy appointed by an instrument in writing subscribed by such stockholder or by his or her attorney thereunto authorized, delivered to the Secretary of the meeting; provided, however, that no proxy shall be voted or acted upon after three years from its date, unless said proxy provides for a longer period. Without limiting the manner in which a stockholder may authorize another person or persons to act for him or her as proxy, either of the following shall constitute a valid means by which a stockholder may grant such authority:

(i) 	A stockholder may execute a writing authorizing another person or persons to act for him or her as proxy. Execution may be accomplished by the stockholder or his or her authorized officer, director, employee or agent signing such writing or causing his or her signature to be affixed to such writing by any reasonable means, including, but not limited to, by facsimile signature.

(ii) 	A stockholder may authorize another person or persons to act for him or her as proxy by transmitting or authorizing the transmission of a telegram or other means of electronic transmission to the person who will be the holder of the proxy or to a proxy solicitation firm, proxy support service organization or like agent duly authorized by the person who will be the holder of the proxy to receive such transmission, provided that any such telegram or other means of electronic transmission must either set forth or be submitted with information from which it can be determined that the telegram or other electronic transmission was authorized by the stockholder. Any copy, facsimile telecommunication or other reliable reproduction of the writing or transmission authorizing another person or persons to act as proxy for a stockholder may be substituted or used in lieu of the original writing or transmission for any and all purposes for which the original writing or transmission could be used; provided that such copy, facsimile telecommunication or other reproduction shall be a complete reproduction of the entire original writing or transmission.

Section 8. Voting. At all meetings of the stockholders at which a quorum is present, except as otherwise required by law, the Certificate of Incorporation or these By-Laws, any question brought before any meeting of stockholders shall be decided by the affirmative vote of the holders of a majority of the total number of votes of the capital stock present in person or represented by proxy and entitled to vote on such question, voting as a single class. The Board of Directors, in its discretion, or the officer of the Corporation presiding at a meeting of stockholders, in his or her discretion, may require that any votes cast at such meeting shall be cast by written ballot.

Section 9. Nature of Business at Annual Meetings of Stockholders.
No business may be transacted at an annual meeting of stockholders, other than business that is either (a) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the Board of Directors (or any duly authorized committee thereof), (b) otherwise properly brought before the annual meeting by or at the direction of the Board of Directors (or any duly authorized committee thereof) or (c) otherwise properly brought before the annual meeting by any stockholder of the Company (i) who is a stockholder of record on the date of the giving of the notice provided for in this Section 9 and on the record date for the determination of stockholders entitled to vote at such annual meeting and (ii) who complies with the notice procedures set forth in this Section 9.

         	In addition to any other applicable requirements, for business to be properly brought before an annual meeting by a stockholder, such stockholder must have given timely notice thereof in proper written form to the Secretary of the Company.

         	To be timely, a stockholder's notice to the Secretary must be delivered to or mailed and received at the principal executive offices of the Company not less than sixty (60) days nor more than ninety (90) days prior to the anniversary date of the immediately preceding annual meeting of stockholders; provided, however, that in the event that the annual meeting is called for a date that is not within thirty (30) days before or after such anniversary date, notice by the stockholder in order to be timely must be so received not later than the close of business on the tenth (10th) day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure of the date of the annual meeting was made, whichever first occurs.

         	To be in proper written form, a stockholder's notice to the Secretary must set forth as to each matter such stockholder proposes to bring before the annual meeting (i) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (ii) the name and record address of such stockholder, (iii) the class or series and number of shares of capital stock of the Company which are owned beneficially or of record by such stockholder,
(iv) a description of all arrangements or understandings between such stockholder and any other person or persons (including their names) in connection with the proposal of such business by such stockholder and any material interest of such stockholder in such business and (v) a representation that such stockholder intends to appear in person or by proxy at the annual meeting to bring such business before the meeting.

         	No business shall be conducted at the annual meeting of stockholders except business brought before the annual meeting in accordance with the procedures set forth in this Section 9, provided, however, that, once business has been properly brought before the annual meeting in accordance with such procedures, nothing in this Section 9 shall be deemed to preclude discussion by any stockholder of any such business. If the Chairman of an annual meeting determines that business was not properly brought before the annual meeting in accordance with the foregoing procedures, the Chairman shall declare to the meeting that the business was not properly brought before the meeting and such business shall not be transacted.

         	Section 10. List of Stockholders Entitled to Vote. The officer of the Corporation who has charge of the stock ledger of the Corporation shall prepare and make, at least ten days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder of the Corporation who is present.

         	Section 11. Stock Ledger. The stock ledger of the Corporation shall be the only evidence as to who are the stockholders entitled to examine the stock ledger, the list required by Section 8 of this Article II or the books of the Corporation, or to vote in person or by proxy at any meeting of stockholders.

         	Section 12. Inspectors of Election. In advance of any meeting of stockholders, the Board by resolution or the Chairman or the Chief Executive Officer shall appoint one or more inspectors of election to act at the meeting and make a written report thereof. One or more other persons may be designated as alternate inspectors to replace any inspector who fails to act.
If no inspector or alternate is present, ready and willing to act at a meeting of stockholders, the Chairman of the meeting shall appoint one or more inspectors to act at the meeting. Unless otherwise required by law, inspectors may be officers, employees or agents of the Corporation. Each inspector, before entering upon the discharge of his or her duties, shall take and sign an oath faithfully to execute the duties of inspector with strict impartiality and according to the best of his or her ability. The inspector shall have the duties prescribed by law and shall take charge of the polls and, when the vote is completed, shall make a certificate of the result of the vote taken and of such other facts as may be required by law.

         	Section 13. Conduct of Meetings. The Board of Directors of the Corporation may adopt by resolution such rules and regulations for the conduct of the meeting of the stockholders as it shall deem appropriate. Except to the extent inconsistent with such rules and regulations as adopted by the Board of Directors, the chairman of any meeting of the stockholders shall have the right and authority to prescribe such rules, regulations and procedures and to do all such acts as, in the judgment of such chairman, are appropriate for the proper conduct of the meeting. Such rules, regulations or procedures, whether adopted by the Board of Directors or prescribed by the chairman of the meeting, may include, without limitation, the following: (i) the establishment of an agenda or order of business for the meeting; (ii) the determination of when the polls shall open and close for any given matter to be voted on at the meeting; (iii) rules and procedures for maintaining order at the meeting and the safety of those present; (iv) limitations on attendance at or participation in the meeting to stockholders of record of the corporation, their duly authorized and constituted proxies or such other persons as the chairman of the meeting shall determine; (v) restrictions on entry to the meeting after the time fixed for the commencement thereof; and (vi) limitations on the time allotted to questions or comments by participants.

ARTICLE III

DIRECTORS

         	Section 1. Number and Election of Directors. The Board of Directors shall consist of not less than three nor more than thirteen members, the exact number of which shall be determined from time to time by resolution adopted by the Board of Directors. Except as provided in Section 3 of this
 Article III, directors shall be elected by the stockholders at the annual meetings of stockholders, and each director so elected shall hold office until such director's successor is duly elected and qualified, or until such director's death, or until such director's earlier resignation or removal. Directors need not be stockholders.

         	Section 2. Nomination of Directors. Only persons who are nominated in accordance with the following procedures shall be eligible for election as directors of the Company, except as may be otherwise provided in the Certificate of Incorporation with respect to the right of holders of preferred stock of the Corporation to nominate and elect a specified number of directors in certain circumstances. Nominations of persons for election to the Board of Directors may be made at any annual meeting of stockholders, or at any special meeting of stockholders called for the purpose of electing directors, (a) by or at the direction of the Board of Directors (or any duly authorized committee thereof) or (b) by any stockholder of the Company (i) who is a stockholder of record on the date of the giving of the notice provided for in this Section 2 and on the record date for the determination of stockholders entitled to vote at such meeting and (ii) who complies with the notice procedures set forth in this Section 2.

         	In addition to any other applicable requirements, for a nomination to be made by a stockholder, such stockholder must have given timely notice thereof in proper written form to the Secretary of the Company.

         	To be timely, a stockholder's notice to the Secretary must be delivered to or mailed and received at the principal executive offices of the Company (a) in the case of an annual meeting, not less than sixty (60) days nor more than ninety (90) days prior to the anniversary date of the immediately preceding annual meeting of stockholders; provided, however, that in the event that the annual meeting is called for a date that is not within thirty (30) days before or after such anniversary date, notice by the stockholder in order to be timely must be so received not later than the close of business on the tenth (10th) day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure of the date of the annual meeting was made, whichever first occurs; and (b) in the case of a special meeting of stockholders called for the purpose of electing directors, not later than the close of business on the tenth (10th) day following the day on which notice of the date of the special meeting was mailed or public disclosure of the date of the special meeting was made, whichever first occurs.

 	To be in proper written form, a stockholder's notice to the Secretary must set forth (a) as to each person whom the stockholder proposes to nominate for election as a director (i) the name, age, business address and residence address of the person, (ii) the principal occupation or employment of the person, (iii) the class or series and number of shares of capital stock of the Company which are owned beneficially or of record by the person and (iv) any other information relating to the person that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to
Section 14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the rules and regulations promulgated thereunder; and (b) as to the stockholder giving the notice (i) the name and record address of such stockholder, (ii) the class or series and number of shares of capital stock of the Company which are owned beneficially or of record by such stockholder,
(iii) a description of all arrangements or understandings between such stockholder and each proposed nominee and any other person or persons (including their names) pursuant to which the nomination(s) are to be made by such stockholder, (iv) a representation that such stockholder intends to appear in person or by proxy at the meeting to nominate the persons named in its notice and (v) any other information relating to such stockholder that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to Section 14 of the Exchange Act and the rules and regulations promulgated thereunder. Such notice must be accompanied by a written consent of each proposed nominee to being named as a nominee and to serve as a director if elected.

         	No person shall be eligible for election as a director of the Company unless nominated in accordance with the procedures set forth in this
Section 2. If the Chairman of the meeting determines that a nomination was not made in accordance with the foregoing procedures, the Chairman shall declare to the meeting that the nomination was defective and such defective nomination shall be disregarded.

         	Section 3. Vacancies. Subject to the terms of any one or more classes or series of preferred stock, any vacancy on the Board of Directors that results from an increase in the number of directors may be filled by a majority of the directors then in office, provided that a quorum is present, and any other vacancy occurring on the Board of Directors may be filled by a majority of the Board of Directors then in office, even if less than a quorum, or by a sole remaining director. Notwithstanding the foregoing, whenever the holders of any one or more class or classes or series of preferred stock of the Corporation shall have the right, voting separately as a class, to elect directors at an annual or special meeting of stockholders, the election, term of office, filling of vacancies and other features of such directorships shall be governed by the Certificate of Incorporation.

         	Section 4. Duties and Powers. The business of the Corporation shall be managed by or under the direction of the Board of Directors which may exercise all such powers of the Corporation and do all such lawful acts and things as are not by statute or by the Certificate of Incorporation or by these By-Laws required to be exercised or done by the stockholders.

         	Section 5. Organization. At each meeting of the Board of Directors, the Chairman of the Board of Directors, or, in his or her absence, a director chosen by a majority of the directors present, shall act as Chairman. The Secretary of the Corporation shall act as Secretary at each meeting of the Board of Directors. In case the Secretary shall be absent from any meeting of the Board of Directors, an Assistant Secretary shall perform the duties of Secretary at such meeting; and in the absence from any such meeting of the Secretary and all the Assistant Secretaries, the Chairman of the meeting may appoint any person to act as Secretary of the meeting.

         	Section 6. Resignations and Removals of Directors. Any director of the Corporation may resign at any time, by giving written notice to the Chairman of the Board of Directors, the Chief Executive Officer or the Secretary of the Corporation. Such resignation shall take effect at the time therein specified or, if no time is specified, immediately; and, unless otherwise specified in such notice, the acceptance of such resignation shall not be necessary to make it effective. Except as otherwise required by law and subject to the rights, if any, of the holders of shares of preferred stock then outstanding, any director or the entire Board of Directors may be removed from office at any time, but only for cause, and only by the affirmative vote of the holders of at least a majority in voting power of the issued and outstanding capital stock of the Corporation entitled to vote in the election of directors.

         	Section 7. Meetings. The Board of Directors of the Corporation may hold meetings, both regular and special, either within or without the State of Delaware. Regular meetings of the Board of Directors may be held at such time and at such place as may from time to time be determined by the Board of Directors and, unless required by resolution of the Board of Directors, without notice. Special meetings of the Board of Directors may be called by the Chairman of the Board of Directors, the Vice Chairman, if there be one, or a majority of the directors then in office. Notice thereof stating the place, date and hour of the meeting shall be given to each director either by mail not less than forty-eight (48) hours before the date of the meeting, by telephone, facsimile, telegram or electronic transmission on twenty-four
(24) hours' notice, or on such shorter notice as the person or persons calling such meeting may deem necessary or appropriate in the circumstances.

         	Section 8. Quorum. Except as may be otherwise required by law, the Certificate of Incorporation or these By-Laws, at all meetings of the Board of a majority of the entire Board of Directors shall constitute a quorum for the transaction of business and the act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the Board of Directors. If a quorum shall not be present at any meeting of the Board of Directors, the directors present thereat may adjourn the meeting from time to time, without notice other than announcement at the meeting of the time and place of the adjourned meeting, until a quorum shall be present.

         	Section 9. Actions of Board by Written Consent. Unless otherwise provided by the Certificate of Incorporation or these By-Laws, any action required or permitted to be taken at any meeting of the Board of Directors or of any committee thereof may be taken without a meeting, if all the members of the Board of Directors or committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board of Directors or committee.

         	Section 10. Meetings by Means of Conference Telephone. Unless otherwise provided by the Certificate of Incorporation or these By-Laws, members of the Board of Directors of the Corporation, or any committee designated by the Board of Directors, may participate in a meeting of the Board of Directors or such committee by means of a conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting pursuant to this Section 10 shall constitute presence in person at such meeting.

         	Section 11. Committees. The Board of Directors may designate one or more committees, each committee to consist of one or more of the directors of the Corporation. The Board of Directors may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of any such committee. In the absence or disqualification of a member of a committee, and in the absence of a designation by the Board of Directors of an alternate member to replace the absent or disqualified member, the member or members thereof present at any meeting and not disqualified from voting, whether or not he, she or they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any absent or disqualified member.
Any committee, to the extent permitted by law and provided in the resolution establishing such committee, shall have and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the Corporation. Each committee shall keep regular minutes and report to the Board of Directors when required.

         	Section 12. Compensation. The directors may be paid their expenses, if any, of attendance at each meeting of the Board of Directors and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary, or such other emoluments as the Board of Directors shall from time to time determine. No such payment shall preclude any director from serving the Corporation in any other capacity and receiving compensation therefor. Members of special or standing committees may be allowed like compensation for attending committee meetings.

         	Section 13. Interested Directors. No contract or transaction between the Corporation and one or more of its directors or officers, or between the Corporation and any other corporation, partnership, association, or other organization in which one or more of its directors or officers are directors or officers, or have a financial interest, shall be void or voidable solely for this reason, or solely because the director or officer is present at or participates in the meeting of the Board of Directors or committee thereof which authorizes the contract or transaction, or solely because such person's or their votes are counted for such purpose if (i) the material facts as to such person's or their relationship or interest and as to the contract or transaction are disclosed or are known to the Board of Directors or the committee, and the Board of Directors or committee in good faith authorizes the contract or transaction by the affirmative votes of a majority of the disinterested directors, even though the disinterested directors be less than a quorum; or (ii) the material facts as to such person's or their relationship or interest and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or (iii) the contract or transaction is fair as to the Corporation as of the time it is authorized, approved or ratified, by the Board of Directors, a committee thereof or the stockholders. Common or interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors or of a committee which authorizes the contract or transaction.

Section 14. Ex Officio Members of the Board of Directors. The Board of Directors, in its discretion, may appoint one or more persons as ex officio members of the Board of Directors, who shall serve at the pleasure of the Board of Directors. Ex officio members of the Board of Directors shall be permitted to attend meetings of the Board of Directors but shall not be entitled to vote on any matter before the Board of Directors and shall not be considered to be directors of the Corporation for any other purpose, including without limitation, for establishing a quorum, acting by written consent or providing notice of meetings. Notwithstanding the foregoing, the Board of Directors may hold meetings that do not include ex officio members of the Board of Directors.

ARTICLE IV

OFFICERS

         	Section 1. General. The officers of the Corporation shall be chosen by the Board of Directors and shall be, a Chief Executive Officer, a Secretary and a Treasurer. The Board of Directors, in its discretion, may also choose a Chairman of the Board of Directors (who must be a director of the Company), a Vice Chairman of the Board of Directors (who must be a director of the Company), a President, one or more Vice Presidents, Assistant Secretaries, Assistant Treasurers and other officers. Any number of offices may be held by the same person, unless otherwise prohibited by law, the Certificate of Incorporation or these By-Laws. The officers of the Corporation need not be stockholders of the Corporation nor, except in the case of the Chairman and the Vice Chairman of the Board of Directors, need such officers be directors of the Corporation.

        	Section 2. Election. The Board of Directors at its first meeting held after each Annual Meeting of Stockholders shall elect the officers of the Corporation who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the Board of Directors; and all officers of the Corporation shall hold office until their successors are chosen and qualified, or until their earlier resignation or removal. Any officer elected by the Board of Directors may be removed at any time by the affirmative vote of a majority of the Board of Directors. Any vacancy occurring in any office of the Corporation shall be filled by the Board of Directors. The salaries of all officers of the Corporation shall be fixed by the Board of Directors.

Section 3. Voting Securities Owned by the Corporation. Powers of attorney, proxies, waivers of notice of meeting, consents and other instruments relating to securities owned by the Corporation may be executed in the name of and on behalf of the Corporation by the Chief Executive Officer, the President or any Vice President and any such officer may, in the name of and on behalf of the Corporation, take all such action as any such officer may deem advisable to vote in person or by proxy at any meeting of security holders of any corporation in which the Corporation may own securities and at any such meeting shall possess and may exercise any and all rights and power incident to the ownership of such securities and which, as the owner thereof, the Corporation might have exercised and possessed if present. The Board of Directors may, by resolution, from time to time confer like powers upon any other person or persons.

         	Section 4. Chairman of the Board of Directors. The Chairman of the Board of Directors, if there be one, shall preside at all meetings of the stockholders and of the Board of Directors. Except where by law the signature of the Chief Executive Officer is required, the Chairman of the Board of Directors shall possess the same power as the Chief Executive
Officer to sign all contracts, certificates and other instruments of the Corporation which may be authorized by the Board of Directors. During the absence or disability of the Chief Executive Officer, the Chairman of the Board of Directors shall exercise all the powers and discharge all the duties of the Chief Executive Officer. The Chairman of the Board of Directors shall also perform such other duties and may exercise such other powers as from time to time may be assigned to him or her by these By-Laws or by the Board of Directors.

        	Section 5. Vice Chairman. In the absence of the Chairman, the Vice Chairman, if there be one, shall preside at all meetings of the stockholders and of the Board of Directors. Except where by law the signature of the Chief Executive Officer is required, the Vice Chairman shall possess the same power as the Chief Executive Officer to sign all contracts, certificates and other instruments of the Corporation which may be authorized by the Board of Directors. During the absence or disability of the Chairman, the Vice Chairman shall exercise all powers and discharge all the duties of the Chairman. The Vice Chairman shall also perform such other duties and may exercise such other powers as may from time to time be assigned by these By-Laws or by the Board of Directors.

Section 6. Chief Executive Officer. The Chief Executive Officer shall, subject to the control of the Board of Directors and, if there be one, the Chairman of the Board of Directors, have general supervision of the business of the Corporation and shall see that all orders and resolutions of the Board of Directors are carried into effect. The Chief Executive Officer shall execute all bonds, mortgages, contracts and other instruments of the Corporation requiring a seal, under the seal of the Corporation, except where required or permitted by law to be otherwise signed and executed and except that the other officers of the Corporation may sign and execute documents when so authorized by these By-Laws, the Board of Directors or the Chief Executive Officer. In the absence or disability of the Chairman of the Board of Directors, or if there be none, the Chief Executive Officer shall preside at all meetings of the stockholders and the Board of Directors. The Chief Executive Officer shall also perform such other duties and may exercise such other powers as from time to time may be assigned to him or her by these By-Laws or by the Board of Directors.

         	Section 7. President. At the request of the Chief Executive Officer or in the Chief Executive Officer's absence or in the event of the Chief
Executive Officer's inability or refusal to act (and if there be no Chairman or Vice Chairman), the President shall perform the duties of the Chief
Executive Officer, and when so acting, shall have all the powers of and be subject to all the restrictions upon the Chief Executive Officer. The
President shall perform such other duties and have such other powers as the
Board of Directors from time to time may prescribe.

Section 8. Vice Presidents. At the request of the Chief Executive Officer or in his or her absence or in the event of his or her inability or refusal to act (and if there be no Chairman, Vice Chairman or President), the Vice President or the Vice Presidents if there is more than one (in the order designated by the Board of Directors) shall perform the duties of the Chief Executive Officer, and when so acting, shall have all the powers of and be subject to all the restrictions upon the Chief Executive Officer. Each Vice President shall perform such other duties and have such other powers as the Board of Directors from time to time may prescribe. If there be no Chairman, Vice Chairman, President and no Vice President, the Board of Directors shall designate the officer of the Corporation who, in the absence of the Chief Executive Officer or in the event of the inability or refusal of the Chief Executive Officer to act, shall perform the duties of the Chief Executive Officer, and when so acting, shall have all the powers of and be subject to all the restrictions upon the Chief Executive Officer.

            Section 9. Secretary. The Secretary shall attend all meetings of the Board of Directors and all meetings of stockholders and record all the proceedings thereat in a book or books to be kept for that purpose; the Secretary shall also perform like duties for the standing committees when required. The Secretary shall give, or cause to be given, notice of all meetings of the stockholders and special meetings of the Board of Directors, and shall perform such other duties as may be prescribed by the Board of Directors, Chairman, Vice Chairman or Chief Executive Officer, under whose supervision the Secretary shall be. If the Secretary shall be unable or shall refuse to cause to be given notice of all meetings of the stockholders and special meetings of the Board of Directors, and if there be no Assistant Secretary, then either the Board of Directors or the Chief Executive Officer may choose another officer to cause such notice to be given. The Secretary shall have custody of the seal of the Corporation and the Secretary or any Assistant Secretary, if there be one, shall have authority to affix the same to any instrument requiring it and when so affixed, it may be attested by the signature of the Secretary or by the signature of any such Assistant Secretary. The Board of Directors may give general authority to any other officer to affix the seal of the Corporation and to attest the affixing by his or her signature. The Secretary shall see that all books, reports, statements, certificates and other documents and records required by law to be kept or filed are properly kept or filed, as the case may be.

         	Section 10. Treasurer. The Treasurer shall have the custody of the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the Corporation and shall deposit all moneys and other valuable effects in the name and to the credit of the Corporation in such depositories as may be designated by the Board of Directors. The Treasurer shall disburse the funds of the Corporation as may be ordered by the Board of Directors, taking proper vouchers for such disbursements, and shall render to the Chief Executive Officer and the Board of Directors, at its regular meetings, or when the Board of Directors so requires, an account of all transactions as Treasurer and of the financial condition of the Corporation.

Section 11. Assistant Secretaries. Except as may be otherwise provided in these By-Laws, Assistant Secretaries, if there be any, shall perform such duties and have such powers as from time to time may be assigned to them by the Board of Directors, the Chief Executive Officer, the President, if there be one, any Vice President, if there be one, or the Secretary, and in the absence of the Secretary or in the event of his or her disability or refusal to act, shall perform the duties of the Secretary, and when so acting, shall have all the powers of and be subject to all the restrictions upon the Secretary.

        	Section 12. Assistant Treasurers. Assistant Treasurers, if there be any, shall perform such duties and have such powers as from time to time may be assigned to them by the Board of Directors, the Chief Executive Officer, the President, if there be one, any Vice President, if there be one, or the Treasurer, and in the absence of the Treasurer or in the event of the Treasurer's disability or refusal to act, shall perform the duties of the Treasurer, and when so acting, shall have all the powers of and be subject to all the restrictions upon the Treasurer.

Section 13. Other Officers. Such other officers as the Board of Directors may choose shall perform such duties and have such powers as from time to time may be assigned to them by the Board of Directors. The Board of Directors may delegate to any other officer of the Corporation the power to choose such other officers and to prescribe their respective duties and powers.

ARTICLE V

STOCK

        	Section 1. Form of Certificates. Every holder of stock in the Corporation shall be entitled to have a certificate signed, in the name of the Corporation, (i) by the Chairman or Vice Chairman of the Board of Directors, the Chief Executive Officer, the President or a Vice President and
(ii) by the Treasurer or an Assistant Treasurer, or the Secretary or an Assistant Secretary of the Corporation, certifying the number of shares owned by such holder of stock in the Corporation.

         	Section 2. Signatures. Any or all of the signatures on a certificate may be a facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if such person were such officer, transfer agent or registrar at the date of issue.

Section 3. Lost, Destroyed, Stolen or Mutilated Certificates. The Board of Directors may direct a new certificate to be issued in place of any certificate theretofore issued by the Corporation alleged to have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost, stolen or destroyed. When authorizing such issue of a new certificate, the Board of Directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen or destroyed certificate, or such person's legal representative, to advertise the same in such manner as the Board of Directors shall require and/or to give the Corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the Corporation with respect to the certificate alleged to have been lost, stolen or destroyed.

Section 4. Transfers. Stock of the Corporation shall be transferable in the manner prescribed by law and in these By-Laws. Transfers of stock shall be made on the books of the Corporation only by the person named in the certificate or by such person's attorney lawfully constituted in writing and upon the surrender of the certificate therefor, properly endorsed for transfer and payment of all necessary transfer taxes; provided, however, that such surrender and endorsement or payment of taxes shall not be required in any case in which the officers of the Corporation shall determine to waive such requirement. Every certificate exchanged, returned or surrendered to the Corporation shall be marked "Cancelled," with the date of cancellation, by the Secretary or Assistant Secretary of the Corporation or the transfer agent thereof. No transfer of stock shall be valid as against the Corporation for any purpose until it shall have been entered in the stock records of the Corporation by an entry showing from and to whom transferred.

          	Section 5. Transfer and Registry Agents. The Corporation may from time to time maintain one or more transfer offices or agencies and registry offices or agencies at such place or places as may be determined from time to time by the Board of Directors.

Section 6. Beneficial Owners. The Corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares to receive dividends, and to vote as such owner, and to hold liable for calls and assessments a person registered on its books as the owner of shares, and shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by law.

ARTICLE VI

NOTICES

        	Section 1. Notices. Whenever written notice is required by law, the Certificate of Incorporation or these By-Laws, to be given to any director, member of a committee or stockholder, such notice may be given by mail, addressed to such director, member of a committee or stockholder, at such person's address as it appears on the records of the Corporation, with postage thereon prepaid, and such notice shall be deemed to be given at the time when the same shall be deposited in the United States mail. Written notice may also be given personally or by telegram, facsimile, telex or cable.

Section 2.  Waivers of Notice.

(a) 	Whenever any notice is required by law, the Certificate of Incorporation or these By-Laws, to be given to any director, member of a committee or stockholder, a waiver thereof in writing, signed, by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent to notice. Attendance of a person at a meeting, present by person or represented by proxy, shall constitute a waiver of notice of such meeting, except where the person attends the meeting for the express purpose of objecting at the beginning of the meeting to the transaction of any business because the meeting is not lawfully called or convened.

(b) 	Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the stockholders, directors or members of a committee of directors need be specified in any written waiver of notice unless so required by law, the Certificate of Incorporation or these By-Laws.

ARTICLE VII

GENERAL PROVISIONS

        	Section 1. Dividends. Subject to the requirements of the GCL and the provisions of the Certificate of Incorporation, dividends upon the capital stock of the Corporation may be declared by the Board of Directors at any regular or special meeting of the Board of Directors, and may be paid in cash, in property, or in shares of the Corporation's capital stock. Before payment of any dividend, there may be set aside out of any funds of the Corporation available for dividends such sum or sums as the Board of Directors from time to time, in its absolute discretion, deems proper as a reserve or reserves to meet contingencies, or for purchasing any of the shares of capital stock, warrants, rights, options, bonds, debentures, notes, scrip or other securities or evidences of indebtedness of the Corporation, or for equalizing dividends, or for repairing or maintaining any property of the Corporation, or for any other proper purpose, and the Board of Directors may modify or abolish any such reserve.

     	Section 2. Disbursements. All checks or demands for money and notes of the Corporation shall be signed by such officer or officers or such other person or persons as the Board of Directors may from time to time designate.

        	Section 3. Fiscal Year. The fiscal year of the Corporation shall be fixed by resolution of the Board of Directors.

          	Section 4. Corporate Seal. The corporate seal shall have inscribed thereon the name of the Corporation, the year of its organization and the words "Corporate Seal, Delaware". The seal may be used by causing it or a facsimile thereof to be impressed or affixed or reproduced or otherwise.

        	Section 5. Record Date

(a) 	In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, the board of directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the Board of Directors, and which record date shall not be more than sixty nor less than ten days before the date of such meeting. If no record date is fixed by the Board of Directors, the record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held.
A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; providing, however, that the Board of Directors may fix a new record date for the adjourned meeting.

(b) 	In order that the Corporation may determine the stockholders entitled to consent to corporate action in writing without a meeting, the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the Board of Directors, and which record date shall not be more than ten days after the date upon which the resolution fixing the record date is adopted by the Board of Directors. If no record date has been fixed by the Board of Directors, the record date for determining stockholders entitled to consent to corporate action in writing without a meeting, when no prior action by the Board of Directors is required by law, shall be the first date on which a signed written consent setting forth the action taken or proposed to be taken is delivered to the Corporation by delivery to its registered office in this State, its principal place of business, or an officer or agent of the Corporation having custody of the book in which proceedings of meetings of stockholders are recorded. Delivery made to a corporation's registered office shall be by hand or by certified or registered mail, return receipt requested. If no record date has been fixed by the Board of Directors and prior action by the Board of Directors is required by law, the record date for determining stockholders entitled to consent to corporate action in writing without a meeting shall be at the close of business on the day on which the Board of Directors adopts the resolutions taking such prior action.

(c) 	In order that the Corporation may determine the stockholders entitled to receive payment of any dividend or other distribution or allotment of any rights or the stockholders entitled to exercise any rights in respect of any change, conversion or exchange of stock, or for the purpose of any other lawful action, the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted, and which record date shall be not more than sixty days prior to such action. If no record date is fixed, the record date for determining stockholders for any such purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto.

ARTICLE VIII

INDEMNIFICATION

Section 1. Power to Indemnify in Actions, Suits or Proceedings Other than Those by or in the Right of the Corporation. Subject to Section 3 of this
Article VIII, the Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Corporation) by reason of the fact that such person is or was a director or officer of the Corporation, or is or was a director or officer of the Corporation serving at the request of the Corporation as a director or officer, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, such person had no reasonable cause to believe his or her conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that such person did not act in good faith and in a manner which such person reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, had reasonable cause to believe that his or her conduct was unlawful.

       	Section 2. Power to Indemnify in Actions, Suits or Proceedings by or in the Right of the Corporation. Subject to Section 3 of this Article VIII, the Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the Corporation to procure a judgment in its favor by reason of the fact that such person is or was a director or officer of the Corporation, or is or was a director or officer of the Corporation serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, against expenses (including attorneys' fees) actually and reasonably incurred by such person in connection with the defense or settlement of such action or suit if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the Corporation; except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to the Corporation unless and only to the extent that the Court of Chancery or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the Court of Chancery or such other court shall deem proper.

      	Section 3. Authorization of Indemnification. Any indemnification under this Article VIII (unless ordered by a court) shall be made by the Corporation only as authorized in the specific case upon a determination that indemnification of the director or officer is proper in the circumstances because such person has met the applicable standard of conduct set forth in
Section 1 or Section 2 of this Article VIII, as the case may be. Such determination shall be made (i) by a majority vote of the directors who are not parties to such action, suit or proceeding, even though less than a quorum, or (ii) if there are no such directors, or if such directors so direct, by independent legal counsel in a written opinion, or (iii) by the stockholders. To the extent, however, that a director or officer of the Corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding described above, or in defense of any claim, issue or matter therein, such person shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by such person in connection therewith, without the necessity of authorization in the specific case.

      	Section 4. Good Faith Defined. For purposes of any determination under Section 3 of this Article VIII, a person shall be deemed to have acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the Corporation, or, with respect to any criminal action or proceeding, to have had no reasonable cause to believe his or her conduct was unlawful, if such person's action is based on the records or books of account of the Corporation or another enterprise, or on information supplied to such person by the officers of the Corporation or another enterprise in the course of their duties, or on the advice of legal counsel for the Corporation or another enterprise or on information or records given or reports made to the Corporation or another enterprise by an independent certified public accountant or by an appraiser or other expert selected with reasonable care by the Corporation or another enterprise.
The term "another enterprise" as used in this Section 4 shall mean any other corporation or any partnership, joint venture, trust, employee benefit plan or other enterprise of which such person is or was serving at the request of the Corporation as a director, officer, employee or agent. The provisions of this Section 4 shall not be deemed to be exclusive or to limit in any way the circumstances in which a person may be deemed to have met the applicable standard of conduct set forth in Section 1 or 2 of this Article VIII, as the case may be.

       	Section 5. Indemnification by a Court. Notwithstanding any contrary determination in the specific case under Section 3 of this Article VIII, and notwithstanding the absence of any determination thereunder, any director or officer may apply to the Court of Chancery of the State of Delaware or any other court of competent jurisdiction in the State of Delaware for indemnification to the extent otherwise permissible under Sections 1 and 2 of this Article VIII. The basis of such indemnification by a court shall be a determination by such court that indemnification of the director or officer is proper in the circumstances because such person has met the applicable standards of conduct set forth in Section 1 or 2 of this
Article VIII, as the case may be. Neither a contrary determination in the specific case under Section 3 of this Article VIII nor the absence of any determination thereunder shall be a defense to such application or create a presumption that the director or officer seeking indemnification has not met any applicable standard of conduct. Notice of any application for indemnification pursuant to this Section 5 shall be given to the Corporation promptly upon the filing of such application. If successful, in whole or in part, the director or officer seeking indemnification shall also be entitled to be paid the expense of prosecuting such application.

Section 6. Expenses Payable in Advance. Expenses incurred by a director or officer in defending or investigating a threatened or pending action, suit or proceeding shall be paid by the Corporation in advance of the final disposition of such action, suit or proceeding upon receipt of an undertaking by or on behalf of such director or officer to repay such amount if it shall ultimately be determined that such person is not entitled to be indemnified by the Corporation as authorized in this Article VIII.

           	Section 7. Nonexclusivity of Indemnification and Advancement of Expenses. The indemnification and advancement of expenses provided by or granted pursuant to this Article VIII shall not be deemed exclusive of any other rights to which those seeking indemnification or advancement of expenses may be entitled under the Certificate of Incorporation or any By-Law, agreement, contract, vote of stockholders or disinterested directors or pursuant to the direction (howsoever embodied) of any court of competent jurisdiction or otherwise, both as to action in such person's official capacity and as to action in another capacity while holding such office, it being the policy of the Corporation that indemnification of the persons specified in Sections 1 and 2 of this Article VIII shall be made to the fullest extent permitted by law. The provisions of this Article VIII shall not be deemed to preclude the indemnification of any person who is not specified in Section 1 or 2 of this Article VIII but whom the Corporation has the power or obligation to indemnifyunder the provisions of the GCL, or otherwise.

         	Section 8. Insurance. The Corporation may purchase and maintain insurance on behalf of any person who is or was a director or officer of the Corporation, or is or was a director or officer of the Corporation serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise against any liability asserted against such person and incurred by such person in any such capacity, or arising out of such person's status as such, whether or not the Corporation would have the power or the obligation to indemnify such person against such liability under the provisions of this Article VIII.

       	Section 9. Certain Definitions. For purposes of this Article VIII, references to "the Corporation" shall include, in addition to the resulting corporation, any constituent corporation (including any constituent of a constituent) absorbed in a consolidation or merger which, if its separate existence had continued, would have had power and authority to indemnify its directors or officers, so that any person who is or was a director or officer of such constituent corporation, or is or was a director or officer of such constituent corporation serving at the request of such constituent corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, shall stand in the same position under the provisions of this Article VIII with respect to the resulting or surviving corporation as such person would have with respect to such constituent corporation if its separate existence had continued. For purposes of this Article VIII, references to "fines" shall include any excise taxes assessed on a person with respect to an employee benefit plan; and references to "serving at the request of the Corporation" shall include any service as a director, officer, employee or agent of the Corporation which imposes duties on, or involves services by, such director or officer with respect to an employee benefit plan, its participants or beneficiaries; and a person who acted in good faith and in a manner such person reasonably believed to be in the interest of the participants and beneficiaries of an employee benefit plan shall be deemed to have acted in a manner "not opposed to the best interests of the Corporation" as referred to in this Article VIII.

        	Section 10. Survival of Indemnification and Advancement of Expenses. The indemnification and advancement of expenses provided by, or granted pursuant to, this Article VIII shall, unless otherwise provided when authorized or ratified, continue as to a person who has ceased to be a director or officer and shall inure to the benefit of the heirs, executors and administrators of such a person.

Section 11. Limitation on Indemnification. Notwithstanding anything contained in this Article VIII to the contrary, except for proceedings to enforce rights to indemnification (which shall be governed by Section 5 hereof), the Corporation shall not be obligated to indemnify any director or officer (or his or her heirs, executors or personal or legal representatives) or advance expenses in connection with a proceeding (or part thereof) initiated by such person unless such proceeding (or part thereof) was authorized or consented to by the Board of Directors of the Corporation.

Section 12. Indemnification of Employees and Agents. The Corporation may, to the extent authorized from time to time by the Board of Directors, provide rights to indemnification and to the advancement of expenses to employees and agents of the Corporation similar to those conferred in this Article VIII to directors and officers of the Corporation.

ARTICLE IX

AMENDMENTS

         	Section 1. Amendments. These By-Laws may be altered, amended or repealed, in whole or in part, or new By-Laws may be adopted by the Board of Directors or by the stockholders as provided in the Certificate of Incorporation.

Section 2. Entire Board of Directors. As used in this Article IX and in these By-Laws generally, the term "entire Board of Directors" means the total number of directors which the Corporation would have if there were no vacancies.




                            NOVACON COPRORATION

                       ANNUAL MEETING OF STOCKHOLDERS
                         WEDNESDAY, January 31, 2001
                                  4:00 PM

BALLOT

THIS BALLOT IS FOR USE AT THE ANNUAL MEETING ON JANUARY 31, 2001.

By signing the Ballot, you revoke all prior ballots and proxies and vote your shares on the matters shown on the reverse side at the Annual Meeting and all adjournments.

                     SEE REVERSE FOR VOTING INSTRUCTIONS




PROPOSAL NO. 1:

Approve and adopt an amended and restated certificate of incorporation to (a) decrease the number of our authorized shares of Common Stock, $0.01 par value, from 15,000,000 to 1,250,000 shares of Common Stock, $0.001 par value, to reflect our inactive business status, (b) increase the authorized shares of Common Stock, $0.001 par value, to 50,000,000 shares, and (c) change the name of the corporation to NVCN Corporation.

		   [ ] Yes		     [ ] No

PROPOSAL NO. 2:

Approve and adopt amended bylaws.

		   [ ] Yes		     [ ] No

PROPOSAL NO. 3: NOMINATED DIRECTORS

(1)	Elect David P. Lang as a Director to serve until the 2001 Annual
Meeting or until is his successor is duly elected and qualified.

		   [ ] Yes		     [ ] No

(2)	Elect Paul D. Rieff as a Director to serve until the 2001 Annual
Meeting or until is his successor is duly elected and qualified.

		   [ ] Yes		     [ ] No

(3)	Elect Walter Zohmann as a Director to serve until the 2001 Annual
Meeting or until is his successor is duly elected and qualified.

		   [ ] Yes		     [ ] No

THIS BALLOT WHEN PROPERLY EXECUTED WILL BE VOTED AS DIRECTED OR, IF NO DIRECTION IS GIVEN, IT WILL NOT BE VOTED.

Address Change? Mark Box [ ]
Indicate changes below:                   Dated: _______________, 2001

                                          Signature(s) in Box
                    ________________________
Print Last Name					______________________
					              		______________________

Please sign exactly as your name(s) appear on the Ballot Card. Trustees, administrators, etc., should include title and authority. Corporations should provide full name or corporation and title of authorized officer signing the Ballot Card.