Form 10KSB/A
period 1996-05-31
NOVACON CORP
filed 2001-01-26
CIK 740571

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


                            FORM 10-KSB/A
                          (AMENDMENT NO. 1)


Amendment No. 1 to annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 1996.


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

The undersigned registrant hereby amends Part IV, Item 14 (a)1, entitled "Financial Statements", of its Annual Report on Form 10-KSB for fiscal year 1996 to substitute the attached audited financial statements for the previously filed unaudited financial statements.







Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        NOVACON CORPORATION

Date: January 26, 2001                  By: /s/ David P. Lang

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




                         NOVACON CORPORATION

                         FINANCIAL STATEMENTS



                         FOR THE YEARS ENDED

                        MAY 31, 1997 and 1996



                         NOVACON CORPORATION





                    INDEX TO FINANCIAL STATEMENTS

             For the Years Ended May 31, 1997 and 1996



Independent Auditors' Report	                              1



Balance Sheet	                                             2



Statement of Operations	                                   3



Statement of Changes in Shareholders' Equity (Deficit)    	4



Statement of Cash Flows	                                   5



Notes to Financial Statements	                             6-10



INDEPENDENT AUDITORS' REPORT



Board of Directors
Novacon Corporation
St. Paul, Minnesota


We have audited the accompanying balance sheet of Novacon Corporation as of May 31, 1997 and 1996 and the related statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Novacon Corporation as of May 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



/s/SILVERMAN OLSON THORVILSON & KAUFMANN LTD
   CERTIFIED PUBLIC ACCOUNTANTS
   Minneapolis, Minnesota

   May 18, 1998




                              NOVACON CORPORATION
                                 BALANCE SHEET

                  For the Years Ended May 31, 1997 and 1996



ASSETS                                    1997          1996
Current assets:
	Cash	                                      $    571       $  45,556
	Accounts receivable                          25,999          15,017
	Inventory                                    75,484          71,525
	Current maturity of
      contract receivable (Note 2)            28,956         187,933
	Other current assets                            -               500

Total current assets                         131,010         320,531

Contract receivable (Note 2)                    -             28,956
Property and equipment, net (Note 3)           9,373           8,866

Total assets                               $ 140,383       $ 358,353


		  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT):
Current liabilities:
	Notes payable - related parties (Note 4)     $17,200     $92,260
	Notes payable - third parties (Note 5)        30,000      18,350
	Accounts payable                              31,327      20,863
	Accrued compensation and payroll taxes       100,764      99,243
	Accrued interest                               7,243       3,596
	Other accrued expenses                          -          7,666

Total current liabilities                     186,534     241,978

Notes payable - third parties (Note 5)           -         30,000

Total liabilities                             186,534     271,978

Contingencies and Commitments (Note 7)           -           -

Shareholders' equity (deficit):
	Common stock, $.01 par value;
      15,000,000 shares authorized,
	10,722,904 shares issued,
      and outstanding                         107,229     107,229
	Paid-in capital                            8,509,434   8,509,434
	Accumulated deficit                       (8,662,814) (8,530,288)

Total shareholders' equity (deficit)          (46,151)     86,375

Total liabilities and
shareholders' equity (deficit)        $       140,383   $  358,353

See accompanying notes to financial statements.




                           NOVACON CORPORATION
                        STATEMENT OF OPERATIONS

                 For the Years Ended May 31, 1997 and 1996



                                     1997              1996
Net sales                       $  76,509          $  77,083
Cost of goods sold                 43,016             28,098

Gross profit                       33,493             48,985

General and
administrative expenses           156,648            174,066

       Loss from operations      (123,155)          (125,081)

Other income (expense):
Interest expense                  (10,896)            (9,197)
Miscellaneous1,5252,904

       Total other
       income (expense)            (9,371)            (6,293)

Loss from operations before
extraordinary item               (132,526)          (131,374)

Extraordinary item (Note 8)          -                36,145

       Net loss             $    (132,526)       $   (95,229)

Per share data:
Loss per share of common stock:
Continuing operations             $(.01)              $(.01)
Extraordinary item                   -                   -

       Net loss per share         $(.01)              $(.01)

Weighted average number
of shares outstanding         10,722,904          10,722,904

See accompanying notes to financial statements.




                         NOVACON CORPORATION
         STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

            For the Years Ended May 31, 1997 and 1996




               Common Stock                                        Total
                                                               Stockholders'
               Number Shares   Amount    Paid-In   Accumulated    Equity
                                         Capital   Deficit       (Deficit)
Balances at
May 31, 1995  10,722,904      $107,229 $8,509,434  $(8,435,059)   $181,604
Net loss          -               -         -          (95,229)    (95,229)

Balances at
May 31, 1996  10,722,904       107,229  8,509,434   (8,530,288)     86,375
Net loss          -               -         -         (132,526)   (132,526)

Balances at
May 31, 1997  10,722,904      $107,229 $8,509,434  $(8,662,814)   $(46,151)

See accompanying notes to financial statements.




                      NOVACON CORPORATION
                    STATEMENT OF CASH FLOWS

           For the Years Ended May 31, 1997 and 1996



                                              1997              1996
Cash flows from operating activities:
Net loss                                  $(132,526)         $(95,229)
Adjustments to reconcile net
loss to net cash used in
operating activities:
       Extraordinary item                      -              (36,145)
       Depreciation                           1,951             1,666
	(Increase) decrease in assets:
       Accounts receivable                  (10,982)          (11,996)
       Inventory                             (3,959)          (34,471)
       Other current assets                     500             3,919
Increase (decrease) in liabilities:
       Accounts payable                      10,464           (48,346)
       Accrued expenses                      (2,498)           80,038

       Net cash used in
       operating activities                (137,050)         (140,564)

Cash flows from investing activities:
       Payments received on
       contract receivable                   187,933          132,111
       Purchase of property
       and equipment                          (2,458)          (3,312)

       Net cash provided by
       investing activities                  185,475          128,799

Cash flows from financing activities:
       Net issuance (repayment) of
       notes payable - related parties       (75,060)           8,488
       Net issuance (repayment) of
       notes payable - third parties         (18,350)          48,350

       Net cash provided by (used in)
       financing activities                  (93,410)          56,838

Increase (decrease) in cash                  (44,985)          45,073

Cash - beginning of year                      45,556              483

Cash - end of year                        $      571       $   45,556

Supplemental schedule of cash flow information:

Cash paid during the year for interest    $    6,200       $    5,400

Supplemental disclosure of non-cash
investing and financing activities:

During 1996:
The Company extinguished $36,145 of accounts payable, resulting in extraordinary income of $36,145 (Note 9).

See accompanying notes to financial statements.





                         NOVACON CORPORATION
                    NOTES TO FINANCIAL STATEMENTS

             For the Years Ended May 31, 1997 and 1996



Note 1:	Significant Accounting Policies

Nature of Organization:
Novacon Corporation manufactures and distributes disposable drug infusion pumps designed for hospital and home applications in pain management, chemotherapy and delivery of antibiotics. The Company has an exclusive United States manufacturing and marketing agreement with the Japanese developer of the proprietary technology used in the design of these pumps.

Accounts and Contract Receivable:
The Company considers its accounts and contract receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made.

Inventory:
Inventory was recorded at the lower of cost (determined on a first-in, first-out basis) or market. All inventory on hand consisted of finished goods.

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



                      NOVACON CORPORATION
                NOTES TO FINANCIAL STATEMENTS

         For the Years Ended May 31, 1997 and 1996



Note 2:	Contract Receivable
Contract receivable consisted of the balance owed to the Company from the 1994 sale of its 49% interest in a Chinese joint venture, QM Medical, Inc., to its 51% owner, Quinling Semiconductor Factory. The contract receivable balance is guaranteed by Chinese state-owned Changling Machine Factory. Pursuant to the contract, the Company received $187,933 and $132,111, in 1997 and 1996, respectively. The final payment of $28,956 was received by the Company in November 1997.

Note 3:	Property and Equipment
Property and equipment consisted of the following at May 31:
                                                            Estimated
					                             Useful Life
                                                            in Years
                                    1997            1996
Office equipment                  $8,479           8,106        5-7
Machinery and equipment            5,397           3,312         7
Total property and equipment      13,876          11,418
Less accumulated depreciation      4,503           2,552

Property and equipment, net       $9,373          $8,866

Depreciation expense was $1,951 in 1997 and $1,666 in 1996.


Note 4:	Notes Payable - Related Parties
Notes payable - related parties consisted of various notes payable to an officer/shareholder, a company controlled by a relative of the officer/shareholder, and another owner of the company controlled by a relative of the officer/shareholder. The notes bear interest at variable rates from 0% to 15%, are unsecured and due upon demand.




                        NOVACON CORPORATION
                  NOTES TO FINANCIAL STATEMENTS

            For the Years Ended May 31, 1997 and 1996



Note 5:	Notes Payable - Third Parties
Notes payable - third parties consisted of the following at May 31.


                                                         1997         1996

Convertible notes payable - Interest-bearing
at 18%, unsecured and due in November 1997
and March 1998.  The notes are convertible
into 300,000 shares of common stock at the
option of the note holder at maturity or
until paid in full.
                                                       $30,000      $30,000


Other notes payable - Interest-bearing at
rates from 10-12%, unsecured
and due in June 1996.
                                                           -         18,350


Total notes payable - third parties
                                                       $30,000      $48,350





Note 6:   Commitments
Stock Option Plan:
The Company's stock option plan provides for the grant of options to purchase up to a maximum of 650,000 shares of common stock. The purchase price of incentive stock options granted may not be less than the fair market value of the common stock on the date of the grant. Non-statutory stock options may not have a purchase price less than the par value of the stock issued on the date of grant. The Plan expires in August of 1998.

As of May 31, 1997, the Company had 500,000 non-qualified options outstanding to an officer/director at an exercise price of $.09 per share. The options expires in December 1997.

During 1997 and 1996, no shares of common stock were purchased through the exercise of options. Additionally, there were no incentive stock options issued or outstanding during 1997 and 1996.

Note 7:	Significant Suppliers and Customers

Suppliers:

During 1997 and 1996, the Company purchased its disposal drug infusion pumps and related supplies from a Japanese corporation. Total purchases from this supplier aggregated $29,002 and $51,291 in 1997 and 1996, respectively.

Customers:

During 1997, the Company made sales to four customers representing approximately 11%, 17%, 25% and 28% of total sales. In 1996, the Company made sales to three customers representing approximately 12%, 21% and 30% of total sales.


                          NOVACON CORPORATION
                     NOTES TO FINANCIAL STATEMENTS

              For the Years Ended May 31, 1997 and 1996



Note 8:	Extraordinary Item
During 1996, the Company extinguished $36,145 of accounts payable based upon the expiration of the statute of limitations on such liabilities, resulting in extraordinary income of $36,145.

Note 9:	Income Taxes
The effective tax rate varies from the maximum federal statutory rate as a result of the following items:
                                                   1997            1996
Tax benefit computed at the maximum federal
statutory rate                                    (34.0)%         (34.0)%
Increase in taxes resulting from temporary
reporting differences	                               .3            26.2
Utilization of net operating loss carryforward     33.             77.8

	Income tax provision                              -%               -%

Deferred taxes consisted of the following at May 31:

Asset:
Net operating loss carryforward                $3,425,000      $3,373,000
Other                                              39,000          38,000
Deferred tax asset                              3,464,000       3,411,000
Less valuation allowance                       (3,464,000)     (3,411,000)

Net deferred tax asset                         $    -          $      -
For financial statement purposes, no tax benefit has been reported in 1997 or 1996 as realization of the tax benefits is uncertain. Accordingly, a valuation allowance has been established for the full amount of the deferred tax asset.



                          NOVACON CORPORATION
                    NOTES TO FINANCIAL STATEMENTS

            For the Years Ended May 31, 1997 and 1996



Note 9:	Income Taxes (Continued)

At May 31, 1997, the Company had approximate net operating loss carryforwards as follows for income tax purposes:

Carryforward      Net Operating
    Expires	      Loss
    May 31,       Carryforwards
   	1998         	$	844,000
   	1999	        	1,195,000
   	2000	        	1,756,000
   	2001	        	2,387,000
   	2002	          	804,000
   	2003	          	532,000
   	2004		           83,000
   	2006           	763,000
	   2007           		46,000
	   2011		           22,000
	   2012		          131,000

Total	      $     8,563,000

The utilization of the carryforwards is dependent upon the ability to generate sufficient taxable income during the carryforward period. In addition utilization of these carryforwards may be limited due to ownership changes as defined in the Internal Revenue Code.