Form 10KSB/A
period 1997-05-31
NOVACON CORP
filed 2001-01-26
CIK 740571

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                             FORM 10-KSB/A
                           (AMENDMENT NO. 1)


Amendment No. 1 to annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 1997.


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

The undersigned registrant hereby amends Part IV, Item 14 (a)1, entitled "Financial Statements", of its Annual Report on Form 10-KSB for fiscal year 1997 to substitute the attached audited financial statements for the previously filed unaudited financial statements.

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



/s/SILVERMAN OLSON THORVILSON & KAUFMANN LTD
   CERTIFIED PUBLIC ACCOUNTANTS
   Minneapolis, Minnesota

   May 18, 1998



                          NOVACON CORPORATION
                            BALANCE SHEET
               For the Years Ended May 31, 1997 and 1996



ASSETS                              1997                  1996
Current assets:
	Cash                            $   571             $  45,556
	Accounts receivable              25,999                15,017
	Inventory                        75,484                71,525
	Current maturity
      of contract
      receivable (Note 2)         28,956               187,933
	Other current assets               -                      500

Total current assets             131,010               320,531

Contract receivable (Note 2)        -                   28,956
Property and equipment,
net (Note 3)                      9,373                  8,866

Total assets                   $140,383               $358,353

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT):
Current liabilities:
	Notes payable -
      related parties (Note 4) $ 17,200             $   92,260
	Notes payable -
      third parties (Note 5)     30,000                 18,350
	Accounts payable                31,327                 20,863
	Accrued compensation
      and payroll taxes         100,764                 99,243
	Accrued interest                 7,243                  3,596
	Other accrued expenses            -                     7,666

Total current liabilities        186,534               241,978

Notes payable -
third parties (Note 5)             -                    30,000

Total liabilities                186,534               271,978

Contingencies and
Commitments (Note 7)               -                      -

Shareholders' equity (deficit):
Common stock, $.01 par value;
15,000,000 shares authorized,
10,722,904 shares issued,
and outstanding                 107,229                107,229
	Paid-in capital              8,509,434              8,509,434
	Accumulated deficit         (8,662,814)            (8,530,288)

Total shareholders'
equity (deficit)                (46,151)                86,375

Total liabilities and
shareholders'
equity (deficit)            $   140,383            $   358,353

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

Other income (expense):
	Interest expense                 (10,896)               (9,197)
	Miscellaneous                      1,525                 2,904

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




                        NOVACON CORPORATION
      STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
             For the Years Ended May 31, 1997 and 1996




                   Common Stock                            Total
                                                           Stockholders'
                   Number           Paid-In   Accumulated  Equity
                   Shares  Amount   Capital   Deficit      (Deficit)

Balances at
May 31, 1995   10,722,904 $107,229 $8,509,434$(8,435,059)  $181,604
Net loss             -       -         -         (95,229)   (95,229)

Balances at
May 31, 1996    10,722,904  107,229 8,509,434 (8,530,288)    86,375
Net loss            -         -         -       (132,526)  (132,526)

Balances at
May 31, 1997    10,722,904 $107,229 $8,509,434$(8,662,814)  $(46,151)

See accompanying notes to financial statements.




                       NOVACON CORPORATION
                     STATEMENT OF CASH FLOWS
            For the Years Ended May 31, 1997 and 1996



                                           1997                 1996
Cash flows from operating activities:
	Net loss                              $(132,526)             $(95,229)
	Adjustments to reconcile
      net loss to net cash
	   used in operating activities:
		Extraordinary item                        -                  (36,145)
		Depreciation                             1,951                 1,666
	(Increase) decrease in assets:
		Accounts receivable                    (10,982)              (11,996)
      Inventory                           (3,959)              (34,471)
		Other current assets		                     500                 3,919
	Increase (decrease) in liabilities:
		Accounts payable                        10,464               (48,346)
		Accrued expenses                        (2,498)               80,038

            Net cash used in
            operating activities        (137,050)             (140,564)

Cash flows from investing activities:
	Payments received on
      contract receivable                187,933              132,111
	Purchase of property
      and equipment                       (2,458)              (3,312)

Net cash provided by
investing activities                      185,475             128,799

Cash flows from financing activities:
	Net issuance (repayment)
      of notes payable -
      related parties                     (75,060)              8,488
	Net issuance (repayment)
      of notes payable -
      third parties                       (18,350)             48,350

Net cash provided by (used in)
financing activities                      (93,410)             56,838

Increase (decrease) in cash               (44,985)             45,073

Cash - beginning of year                   45,556                 483

Cash - end of year                           $571             $45,556

Supplemental schedule of cash flow information:

Cash paid during the year for interest     $6,200              $5,400

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

Note 3:	Property and Equipment
Property and equipment consisted of the following at May 31:
                                                        Estimated
                                                       Useful Life
                                      1997     1996     in Years
Office equipment                    $8,479   $8,106       5-7
Machinery and equipment              5,397    3,312        7
Total property and equipment        13,876   11,418
Less accumulated depreciation        4,503    2,552

Property and equipment, net         $9,373   $8,866

Depreciation expense was $1,951 in 1997 and $1,666 in 1996.

Note 4:	Notes Payable - Related Parties
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

Note 9:	Income Taxes
The effective tax rate varies from the maximum federal statutory rate as a result of the following items:
                                                 1997             1996
Tax benefit computed at the maximum federal
statutory rate	                                (34.0)%          (34.0)%
Increase in taxes resulting from temporary
reporting differences	                             .3             26.2
Utilization of net operating loss carryforward   33.7              7.8

Income tax provision                              - %               - %

Deferred taxes consisted of the following at May 31:
	Asset:
		Net operating loss carryforward     $3,425,000       $3,373,000
		Other                                   39,000           38,000
		Deferred tax asset                   3,464,000        3,411,000
		Less valuation allowance	          	(3,464,000)      (3,411,000)

  Net deferred tax asset                   $-                $-
For financial statement purposes, no tax benefit has been reported in 1997 or 1996 as realization of the tax benefits is uncertain. Accordingly, a valuation allowance has been established for the full amount of the deferred tax asset.



                           NOVACON CORPORATION
                     NOTES TO FINANCIAL STATEMENTS
               For the Years Ended May 31, 1997 and 1996


Note 9:	Income Taxes (Continued)
At May 31, 1997, the Company had approximate net operating loss carryforwards as follows for income tax purposes:

Carryforward      Net Operating
     Expires      Loss
     May 31,     	Carryforwards
    	1998      $   844,000
    	1999	      	1,195,000
    	2000	      	1,756,000
    	2001	      	2,387,000
	    2002		        804,000
	    2003		        532,000
	    2004 	         83,000
    	2005	      	  763,000
	    2007		         46,000
	    2011		         22,000
	    2012		        131,000

         Total $  8,563,000

The utilization of the carryforwards is dependent upon the ability to generate sufficient taxable income during the carryforward period. In addition, utilization of these carryforwards may be limited due to ownership changes as defined in the Internal Revenue Code.