Form 10KSB/A
period 1998-05-31
NOVACON CORP
filed 2001-01-29
CIK 740571

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                          FORM 10-KSB/A
                        (AMENDMENT NO. 1)


Amendment No. 1 to annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 1998.


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


The undersigned registrant hereby amends the following Parts of its Annual Report on Form 10-KSB for fiscal year 1998:

1) Page 1 (cover). The issuer's revenues for the fiscal year ended May 31, 1998 were $56,664.

2)  Part I, Item 1, entitled "Risk Factors"

3)  Part II, Item 6, entitled "Selected Financial Data"

4) Part II, Item 7, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations"

5) Part IV, Item 14 (a)1, entitled "Financial Statements" to substitute the attached audited financial statements for the previously filed unaudited financial statements.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused these amendments to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        NOVACON CORPORATION

Date: January 29, 2001           		    By: /s/ David P. Lang

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





 Part I, Item 1, Risk Factors

	Substantial, Continuing Operating Losses. Novacon has incurred operating losses for the fiscal years ended May 31, 1998, 1997, 1996 and 1995 in the amounts of approximately $115,034, $123,155, $125,081, and $219,880, respectively, and there is no assurance that substantial operating losses will not continue indefinitely. Novacon has incurred an accumulated deficit since its inception of $8,777,848 as of May 31, 1998. In the event Novacon is unable to eliminate continuing operating losses and acquire substantial new working capital, Novacon's business operations will cease and its stockholders will lose their entire investment.

	Working Capital Deficit. As of the fiscal year ended May 31, 1998, Novacon had a stockholders' deficit of approximately $161,185. At that date, the company's liabilities were $257,613 and its assets were $96,428.
Although $172,711 of the company's debt represented accrued salaries payable to David P. Lang, Novacon had a working capital deficit of approximately $212,913. Novacon immediately requires substantial working capital for which there is no assurance. In the event Novacon is unable to acquire substantial new working capital, Novacon's business operations may cease and its stockholders may lose their entire investment.








Part II, Item 6, Selected Financial Data


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


		                         Year Ended   Year Ended   Year Ended    Year Ended
          		              May 31,1998  May 31,1997  May 31,1996   May 31,1995
STATEMENT OF OPERATIONS:

REVENUES                    $	 56,664       76,509	      77,083	       22,016

COST OF GOODS SOLD		           34,530       43,016       28,098	       21,563

GROSS PROFIT		               	 22,134       33,493   	   48,985	          453

OPERATING EXPENSES
General & Admin	              136,086      156,648	     174,066  	    220,333

OPERATING INCOME (LOSS)	     (113,952)    (123,155)    (125,081) 	   (219,880)

INTEREST INCOME (EXPENSE)      (1,082)      (9,371)	     (6,293)	      (3,249)

EXTRAORDINARY ITEM		              -            -  	      36,145 	     480,321

NET INCOME (LOSS)		          (115,034)    (132,526)  	  (95,229)	     257,192

NET INCOME (LOSS) PER SHARE $  (0.01)       (0.01)       (0.01)         0.02

WEIGHTED AVERAGE SHARES      10,722,904  10,722,904 	10,722,904  	 10,612,748
OUTSTANDING

CASH FLOW DATA:
Cash flow from (used in)
Operations        	             4,119     (137,050)    (140,564)    (153,676)
Cash flow used in
investing activities           (1,479)     185,475      128,799       71,894
Cash flow from (used in)
financing activities           (2,500)     (93,410)      56,838       56,838



Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations

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

     The Company has an accumulated deficit of $8,777,848 as of May 31, 1998 and has incurred annual operating losses for the past five years. If the Company does not achieve an operating profit during 1999, it may be unable to continue in business.

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

Fiscal Year 1998 and Fiscal Year 1997

Net Sales. Net sales decreased 26% in 1998 over 1997 to $56,664 from $76,509. Cost of Sales and Operating Expenses. Cost of sales decreased 20% in 1998 over 1997 to $34,530 from $43,016. As a percentage of net sales, general and administrative expenses in 1998 were 240%.

Fiscal Year 1997 and Fiscal Year 1996:

Net Sales. Net sales decreased 1% in 1997 over 1996 to $76,509 from $77,083. Cost of Sales and Operating Expenses. Cost of sales increased 53% in 1997 over 1996 to $43,016 from $28,098, or 56% and 36% of net sales, respectively. As a percentage of net sales, general and administrative expenses in 1997 were 205%.

Fiscal Year 1996 and Fiscal Year 1995:

Net Sales.  Net sales increased 350% in 1996 over 1995 to $77,083 from
$22,016.
Cost of Sales and Operating Expenses. Cost of sales increased 30% in 1996 over 1995 to $28,098 from $21,563, or 36% and 98% of net sales, respectively. As a percentage of net sales, general and administrative expenses in 1996 were 226%.


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


Part IV, Item 14 (a)1, Financial Statements



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



/s/SILVERMAN OLSON THORVILSON & KAUFMANN LTD
CERTIFIED PUBLIC ACCOUNTANTS
Minneapolis, Minnesota

November 15, 2000





                           NOVACON CORPORATION
                              BALANCE SHEET

                      May 31, 2000, 1999 and 1998



ASSETS                             2000           1999              1998
Current assets:
     Cash                     $   3,294        $    -          $     711
     Accounts receivable          7,386         14,095             15,369
     Inventory                   73,694         64,106             71,824
     Other current assets         		-            6,419               -

Total current assets             84,374       		84,620	           	87,904

     Property and
     equipment, net (Note 3)      5,188          6,115             8,524

Total assets                    $89,562        $90,735           $96,428

LIABILITIES AND
SHAREHOLDERS' DEFICIT
Current liabilities:
     Checks drawn in
     excess of available
     funds	                  $    -          $   3,258         $    -
     Accounts payable	        	 43,716          42,966           26,864
     Accrued compensation      392,711         272,711          172,711
     Accrued interest		         31,412          18,841           13,338
     Accrued litigation
     settlement (Note 6)     1,344,582               -                -
     Notes payable -
     related parties
     (Note 4)                   89,269          19,816           14,700
     Notes payable -
     third parties
     (Note 5)                  30,000            30,000           30,000

Total liabilities           1,931,690           387,592          257,613

Commitments and
contingencies
(Notes 2 and 6)		                 -                  -                -

Shareholders' deficit:
Common stock, $.01 par
value; 15,000,000 shares
authorized,
10,722,904 shares issued,
and outstanding		           107,229             107,229         107,229
      Paid-in capital	    8,509,434           8,509,434       8,509,434
	Accumulated deficit    (10,458,791)         (8,913,520)     (8,777,848)

Total shareholders'
deficit                  (1,842,128)           (296,857)       (161,185)


Total liabilities and
shareholders' deficit     	$	89,562           $  90,735        $	96,428

See accompanying notes to financial statements.




                         NOVACON CORPORATION
                       STATEMENT OF OPERATIONS

          For the Years Ended May 31, 2000, 1999 and 1998



                           				      2000		      1999		      1998

Net sales		                      $	89,593   	$	79,902   	$	56,664
Cost of goods sold               		57,656		    35,491    		34,530

Gross profit                       31,937      44,411      22,134

General and
administrative expenses           219,081     173,505     136,086
Litigation settlement
(Note 6)                        1,344,582       -            -

Loss from operations           (1,531,726)   (129,094)   (113,952)

Other income (expense):
	Interest expense	                (13,941)     (7,452)     (6,158)
	Miscellaneous                        396         874       5,076

Total other income
(expense)                         (13,545)     (6,578)     (1,082)

Net loss                      $(1,545,271)  $(135,672)   $(115,034)

Net loss per share                $(0.14)     $(0.01)      $(0.01)

Weighted average number
of shares outstanding          10,722,904   10,722,904   10,722,904

See accompanying notes to financial statements.



                     NOVACON CORPORATION
          STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
         For the Years Ended May 31, 2000, 1999 and 1998


                    Common Stock
                                  Additional                Total
                  Number          Paid-In      Accumulated  Shareholders'
                  Shares  Amount  Capital      Deficit      Deficit
Balances at
May 31, 1997  10,722,904 $107,229 $8,509,434  $(8,662,814)  $(46,151)
Net loss            -        -          -        (115,034)  (115,034)

Balances at
May 31, 1998  10,722,904  107,229  8,509,434   (8,777,848)  (161,185)
Net loss            -        -          -        (135,672)  (135,672)

Balances at
May 31, 1999  10,722,904  107,229 $8,509,434  $(8,913,520)  $(296,857)
Net loss            -        -          -      (1,545,271) (1,545,271)

Balances at
May 31, 2000  10,722,904 $107,229 $8,509,434  $(10,458,791)$(1,842,128)

See accompanying notes to financial statements.




                     NOVACON CORPORATION
                   STATEMENT OF CASH FLOWS
         For the Years Ended May 31, 2000, 1999 and 1998


                                            2000        1999         1998
Cash flows from
operating activities:
   Net loss                           $(1,545,271)  $(135,672)  $(115,034)
Adjustments to reconcile
net loss to net cash provided by
(used in) operating activities:
   Depreciation                             1,980       2,452       2,328
	(Increase) decrease in assets:
		Accounts receivable                       6,709       1,274      10,630
		Other receivables                           -           -        28,956
		Inventory                                (9,587)      7,718       3,660
		Other current assets                      6,419      (6,419)        -
	Increase (decrease) in liabilities:
		Accounts payable                            749      16,102      (4,463)
		Accrued compensation                    120,000     100,000      71,947
		Accrued interest                         12,571       5,503       6,095
            Accrued litigation
            settlement                  1,344,582
  Net cash provided by (used in)
  operating activities                    (61,848)     (9,042)      4,119

Cash flows from investing activities:
            Purchase of
            property and equipment         (1,053)        (43)     (1,479)

  Net cash used by investing activities    (1,053)        (43)     (1,479)

Cash flows from financing activities:
      Increase (decrease) in checks
      drawn in excess of available funds   (3,258)       3,258         -
      Issuance of notes payable -
      related parties                      75,000       19,458     23,500
      Repayment of notes payable -
      related parties	                     (5,547)     (14,342)   (26,000)

  Net cash provided by (used in)
  financing activities                     66,195        8,374     (2,500)

Increase (decrease) in cash                 3,294         (711)       140

Cash - beginning of year                      -            -          571

Cash - end of year                         $3,294         $-         $711

Supplemental schedule of cash
flow information:

Cash paid during the year for interest     $1,493       $1,899        $63

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

During 2000, the Company incurred a net loss of $1,545,271 and a negative cash flow from operations of $61,848 resulting in a negative working capital position of $1,842,128 and an accumulated deficit totaling $10,458,791 at
May 31, 2000.    In addition, the Company is legally prohibited from selling its principal product line in the United States. On September 25, 2000, the Company entered into a letter of intent to acquire all the issued and outstanding shares (Note 6) of YourNet, Inc. In conjunction with this, the Company has also entered into a mutual release to settle the summary judgment in its patent infringement litigation (Note 6) by issuing 500,000 shares of post acquisition stock and paying $144,000 in cash. Management believes that acquisition of YourNet, Inc. and the ensuing business opportunities this transaction brings, will allow Novacon Corporation to settle all remaining obligations and continue in existence.

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

Note 5:	Notes Payable - Third Parties

Notes payable - third parties consisted of the following at May 31,


                                                     2000      1999     1998
Convertible notes payable - interest-bearing
at 18%, unsecured and due in November 1997
and March 1998.  In November 2000, the
notes were converted into 300,000 shares
of common stock (Note 6).                          $30,000   $30,000  $30,000

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

On October 13, 2000, the Company and I-Flow entered into a mutual release whereby the Company agreed to pay $144,000 and to issue approximately
500,000 post-acquisition shares of the Company to I-Flow. Such shares represent 2.5%, calculated on a fully diluted basis, of Novacon's stock after consummation of the acquisition of YourNet, discussed below. This mutual release becomes null and void if the acquisition of YourNet and remittance of all settlement obligations have not been completed by December 31, 2000.

YourNet Merger:

The Company executed a letter of intent on September 14, 2000 that contemplated the combination of YourNet, Inc., a Minnesota corporation, with the Company. The parties have recently determined not to proceed in accordance with the terms of the letter of intent. However, discussions are continuing which could result in a full or partial stock exchange or merger or other combination between the Company and YourNet, Inc. If such a transaction were to occur, it is contemplated that the Company would issue a newly authorized class of common shares, $0.001 par value, to the YourNet, Inc. shareholders in an amount presently unknown but expected not to exceed 18,000,000 shares. There is no assurance that any such transaction will be agreed to or occur, and if consummated, that the terms will not be different from those referred to above.



                          NOVACON CORPORATION
                    NOTES TO FINANCIAL STATEMENTS
            For the Years Ended May 31, 2000, 1999 and 1998


Note 6:    Commitments and Contingencies (Continued)

YourNet Merger (continued):

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

Note 8:	Income Taxes

The effective tax rate varies from the maximum federal statutory rate as a result of the following items:


                                          2000    1999     1998
Tax benefit computed at the maximum
  federal statutory rate                (34.0)%  (34.0)%  (34.0)%
Increase in taxes resulting from
temporary  and permanent
reporting differences                    32.0     26.0     19.0
Loss to be carried forward                2.0      8.0     15.0


Income tax provision                       -        -        -



                       NOVACON CORPORATION
                 NOTES TO FINANCIAL STATEMENTS
        For the Years Ended May 31, 2000, 1999 and 1998


Note 8:	Income Taxes (Continued)

Deferred taxes consisted of the following at May 31:


                                      2000        1999        1998
Asset:

Net operating loss carryforward   $998,000  $1,336,000  $1,566,000
Accrued litigation settlement      269,000         -          -
Other                               78,000      54,000      34,000
Deferred tax asset               1,345,000   1,390,000   1,600,000
Less valuation allowance        (1,345,000) (1,390,000) (1,600,000)

Net deferred tax asset               $-           $-          $-

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