Form 10KSB/A
period 1999-05-31
NOVACON CORP
filed 2001-01-30
CIK 740571

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549


                           FORM 10-KSB/A
                         (AMENDMENT NO. 1)


Amendment No. 1 to annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 1999.


                   Commission File Number 0-13187


                      NOVACON CORPORATION
      (exact name of Registrant as specified in its charter)

         Delaware	                    13-3074570
  (state of incorporation)	     (IRS Employer ID Number)

           5451 Hilltop Avenue, Lake Elmo, MN 55042
         (address of principal executive offices)

                         (651) 704-9160
      (Registrant's telephone number, including area code)


The undersigned registrant hereby amends the following Parts of its Annual Report on Form 10-KSB for fiscal year 1999:

1) Page 1 (cover). The issuer's revenues for the fiscal year ended May 31, 1999 were $79,902.

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




Part I, Item 1, Risk Factors


Substantial, Continuing Operating Losses. Novacon has incurred losses for the fiscal years ended May 31, 1999, 1998, 1997 and 1996 in the amounts of approximately $135,672, $115,034, $132,526 and $95,229, respectively, and there is no assurance that substantial operating losses will not continue indefinitely. Novacon has incurred an accumulated deficit since its inception of approximately $8,913,520 as of May 31, 1999. Santerra has yet to begin the marketing and sales of its medical device products, and there is no assurance that it will generate any revenues or contribute profits to its parent Novacon. Consequently, there can be no assurance that Novacon will achieve profitable operations. In the event Novacon is unable to eliminate continuing operating losses and acquire substantial new working capital, Novacon's business operations will cease and its stockholders will lose their entire investment.
Limited Financial Resources. Novacon has only limited financial resources. Novacon's continuing business operations are dependent on implementation of the Innovasive Devices (See Medical Device Products, Elastomeric Infusion Pumps, New Application) supply agreement and the acquisition of substantial new working capital. Although Santerra has recently entered into a preliminary distribution agreement for its MicroVal and Fii medical device product lines with Qinming Medical, Inc., Baoji, China, and Qinming Medical agreed to invest $1,500,000 in Santerra, there is no assurance that the Qinming Medical investment will be consummated. The Qinming Medical investment is dependent upon, among other factors, approval of local and regional Chinese governmental authorities for which there is no assurance. Working Capital Deficit. As of the fiscal year ended May 31, 1999, Novacon had a stockholders' deficit of approximately $296,857. At that date, the company's liabilities were approximately $387,592 and its assets were approximately $90,735. Although approximately $272,711 of the company's debt represented accrued salaries payable to David P. Lang and John D. Lang, Novacon had a working capital deficit of approximately $302,972. Novacon immediately requires substantial working capital for which there is no assurance. In the event Novacon is unable to acquire substantial new working capital, Novacon's business operations will cease and its stockholders will lose their entire investment.





Part II, Item 6, Selected Financial Data


The following table summarizes certain selected financial data, which should be read in conjunction with the Company's financial statements and notes thereto included elsewhere herein and with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." The selected consolidated financial data as of May 31, 1999, 1998, 1997 and 1996, have been derived from the audited financial statements of Novacon Corporation.
                        Year Ended    Year Ended   Year Ended    Year Ended
                       May 31,1999    May 31,1998  May 31,1997  May 31,1996
STATEMENT OF
OPERATIONS:

REVENUES             $    79,902        56,664        76,509         77,083

COST OF GOODS SOLD        35,491        34,530        43,016         28,098

GROSS PROFIT              44,411        22,134        33,493         48,985

OPERATING EXPENSES
General & Admin          173,505       136,086       156,648        174,066

OPERATING
INCOME (LOSS)           (129,094)     (113,952)     (123,155)      (125,081)

INTEREST
INCOME (EXPENSE)          (7,452)       (6,158)      (10,896)       (9,197)

MISCELLANEOUS                874         5,076         1,525         2,904

TOTAL OTHER INCOME        (6,578)       (1,082)       (9,371)       (6,293)

(LOSS) BEFORE
EXTRAORDINARY ITEM      (135,672)     (115,034)     (132,526)     (131,374)

EXTRAORDINARY ITEM         -              -             -           36,145

NET LOSS                (135,672)     (115,034)     (132,526)      (95,229)

NET INCOME (LOSS)
 PER SHARE $             (0.01)         (0.01)        (0.01)        (0.01)

WEIGHTED
AVERAGE SHARES         10,722,904    10,722,904    10,722,904    10,722,904
OUTSTANDING

OTHER DATA:
Order backlog
as of 1/31/00          $ 180,000          0            0              0

CASH FLOW DATA:
Cash flow
from (used in)
Operations                (9,042)       4,119       (137,050)     (140,564)
Cash flow used in
investing activities         (43)      (1,479)       185,475       128,799
Cash flow from (used in)
financing activities       8,374       (2,500)       (93,410)       56,838





Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations


The Company has an accumulated deficit of $8,913,520 as of May 31, 1999 and has incurred annual operating losses for the past five years. If the Company does not achieve an operating profit during 2000, it may be unable to continue in business.

Results of Operations
The following table sets forth for the years indicated the percentage relationship to net sales of certain items in the Company's statements of operations and the percentage changes in the dollar amounts of such items on a comparative basis for the three fiscal years ended May 31, 1999:
             May 31, 1999         May 31, 1998                 May 31, 1997
           %  sales  %change    %  sales   %change        %  sales  %change
Net Sales
              $79,902   +41        $56,664   -26              $76,509    -1
Cost of
Goods Sold 44  35,491   +3      61  34,530   -20          56   43,016   +53

Operating
Expenses  217 173,505   +27    240 136,086   -13         205  156,648   -10



Fiscal Year 1999 and Fiscal Year 1998:
Net Sales. Net sales increased 41% in 1999 over 1998 to $79,902 from
$56,664.
Cost of Goods Sold and Operating Expenses. Cost of Goods Sold increased 3% in 1999 over 1998 to $35,491 from $34,530.
As a percentage of net sales, general and administrative expenses were 217%.


Fiscal Year 1998 and Fiscal Year 1997:
Net Sales. Net sales decreased 26% in 1998 over 1997 to $56,664 from
$76,509.
Cost of Goods Sold and Operating Expenses. Cost of Goods Sold decreased
20% in 1998 over 1997 to $34,530 from $43,016.
As a percentage of net sales, general and administrative expenses were 240%.

Fiscal Year 1997 and Fiscal Year 1996:
Net Sales. Net sales decreased 1% in 1997 over 1996 to $76,509 from $77,083. Cost of Goods Sold and Operating Expenses. Cost of Goods Sold increased 53% in 1997 over 1996 to $43,016 from $28,098.
As a percentage of net sales, general and administrative expenses were 205%.

Liquidity and Capital Resources
Novacon has financed its operations in recent years primarily through cash flows from operations and loans from a director. The Company has not secured any equity funding since its initial public offering in 1985 and a secondary offering in 1987. In 1996 the Company obtained $30,000 from three individuals through the issuance of convertible promissory notes.
In 1999, the Company obtained an unsecured loan of $75,000 from a director. Approximately 75% of the Company's current liabilities are for unpaid salaries to management.
For 1999 the Company had net cash used in operations of a negative $9,042, compared to net cash used in operations in 1998 of $4,119 and net cash used in operations of a negative $137,050 in 1997.
Capital expenditures were less than $2,500 for fiscal 1997, 1998 and 1999, respectively. The Company's 1998 and 1999 capital expenditures included computer and software equipment.
Management believes that the Company's current level of cash and cash equivalents are not sufficient to meet its needs for working capital and capital expenditures for the next twelve months. The Company's recurring losses, negative cash flow from operations and net working capital deficiency raise substantial doubt about its ability to continue as a going concern without internal restructuring and obtaining additional capital. The 1999 financial statements do not include any adjustments that might result from the outcome of this uncertainty. Furthermore, the majority of the Company purchases of raw materials are paid for in the Japanese yen currency. The exchange rate between the U.S. dollar and the Japanese yen has demonstrated serious volatility over the past year, which could have an adverse affect on the Company's effort to achieve profitable operations. The Company's ability to continue operations is dependent upon its ability to obtain additional capital and working capital, which is subject to and will depend upon numerous factors, including the commencement of shipments under the Innovasive agreement in early 2000, the successful overturning of the default judgment in California, increased sales for existing infusion pump product line, the timely acquisition of Santerra Medical Technology, Inc. and the achievement of profitable operations.



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




                     NOVACON CORPORATION
                   STATEMENT OF CASH FLOWS
        For the Years Ended May 31, 2000, 1999 and 1998


                                           2000        1999         199
Cash flows from
operating activities:
   Net loss                           $(1,545,271)  $(135,672)  $(115,034)
Adjustments to reconcile
net loss to net cash provided by
(used in) operating activities:
   Depreciation                             1,980       2,452       2,328
	(Increase) decrease in assets:
		Accounts receivable                       6,709       1,274      10,630
		Other receivables                           -           -        28,956
		Inventory                                (9,587)      7,718       3,660
		Other current assets                      6,419      (6,419)        -
	Increase (decrease) in liabilities:
		Accounts payable                            749      16,102      (4,463)
		Accrued compensation                    120,000     100,000      71,947
		Accrued interest                         12,571       5,503       6,095
            Accrued litigation
            settlement                  1,344,582
  Net cash provided by (used in)
  operating activities                    (61,848)     (9,042)      4,119

Cash flows from investing activities:
            Purchase of
            property and equipment         (1,053)        (43)     (1,479)

  Net cash used by investing activities    (1,053)        (43)     (1,479)

Cash flows from financing activities:
      Increase (decrease) in checks
      drawn in excess of available funds   (3,258)       3,258         -
      Issuance of notes payable -
      related parties                      75,000       19,458     23,500
      Repayment of notes payable -
      related parties	                     (5,547)     (14,342)   (26,000)

  Net cash provided by (used in)
  financing activities                     66,195        8,374     (2,500)

Increase (decrease) in cash                 3,294         (711)       140

Cash - beginning of year                      -            -          571

Cash - end of year                         $3,294         $-         $711

Supplemental schedule of cash
flow information:

Cash paid during the year for interest     $1,493       $1,899        $63

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