Form 10QSB
period 2000-08-31
NVCN CORP
filed 2008-03-17
CIK 740571

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER: 0-13187

                                NVCN CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                                         13-3074570
---------------------------------------------                -------------------
(State or Other Jurisdiction of Incorporation                 (I.R.S. Employer
            or Organization)                                 Identification No.)

1800 Wooddale Drive, Suite 208, Woodbury, Minnesota                55125
---------------------------------------------------              ----------
     (Address of Principal Executive Offices)                    (Zip Code)

                                 (651) 452-1606
                         -------------------------------
                         (Registrant's Telephone Number)

                               Novacon Corporation
             -----------------------------------------------------
             (Former Name, Former Address, and Former Fiscal Year,
                         if Changed Since Last Report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [ ] No [X].

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

         As of August 31, 2000, the Registrant had 1,248,334 shares of common stock issued and outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X].

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----
         ITEM 1.  FINANCIAL STATEMENTS

                  BALANCE SHEET AS OF
                  AUGUST 31, 2000..............................................3

                  STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED
                  AUGUST 31, 2000 AND AUGUST 31, 1999..........................4

                  STATEMENTS OF CASH FLOWS
                  FOR THREE MONTHS ENDED
                  AUGUST 31, 2000 AND AUGUST 31, 1999..........................5

                  NOTES TO FINANCIAL STATEMENTS................................6

         ITEM 2.  PLAN OF OPERATION............................................9

         ITEM 3.  CONTROLS AND PROCEDURES.....................................12

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS...........................................18

         ITEM 2.  UNREGISTERED SALES OF EQUITY
                  SECURITIES AND USE OF PROCEEDS..............................19

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.............................19

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS.........................................19

         ITEM 5.  OTHER INFORMATION...........................................19

         ITEM 6.  EXHIBITS....................................................19

SIGNATURES....................................................................20

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                NVCN CORPORATION
                                  BALANCE SHEET
                                 AUGUST 31, 2000
                                   (UNAUDITED)

                                 ASSETS
Total Assets                                                       $          0
                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts Payable and Accrued Expenses                           $     59,016
   Accrued Interest                                                      54,942
                                                                   ------------

       Total Current Liabilities                                        113,958

Long Term Liabilities
       Accrued Litigation Settlement                                  1,344,582
       Notes Payable- Related Parties                                    89,269
                                                                   ------------
       Total Long Term Liabilities                                    1,433,851

Total Liabilities                                                     1,547,809
                                                                   ------------

Stockholders' Deficit
   Common Stock, $0.001 Par Value;
     Authorized 50,000,000 shares;
     Issued and Outstanding 1,248,334 Shares                              1,248
    Preferred stock, $0.01 par value
       authorized 10,000,000 shares;
        issued and outstanding; none                                         --
   Additional Paid-In Capital                                         8,948,564
   Retained Earnings (Deficit)                                      (10,497,621)
                                                                   ------------

       Total Stockholders' Deficit                                   (1,547,809)
                                                                   ------------

                                                                   $          0
                                                                   ============

           See accompanying notes to consolidated financial statements

                                NVCN CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                             AUGUST 31
                                                      2000              1999
                                                   -----------      -----------
Sales                                              $         0      $    29,140

Cost of Sales                                                0            9,997
                                                   -----------      -----------
       Gross Profit (Loss)                                   0           19,143

Selling, General, and Administrative Expenses           38,830           58,263

Net Income (Loss) Before Income Taxes                  (38,830)         (39,119)

Income Tax Expense (Benefit)                                --               --
                                                   -----------      -----------

       Net Income (Loss) from
       Continuing Operations                           (38,830)         (39,119)

       Net Income (Loss)                           $   (38,830)     $   (39,119)
                                                   ===========      ===========

Basic and Diluted Loss Per Common Share
       Net Income (Loss)                           $     (0.03)     $     (0.04)
                                                   ===========      ===========

Weighted Average Number of Common Shares
    Used to Compute Net Income (Loss) per
    Weighted Average Share                           1,248,334          893,575
                                                   ===========      ===========

           See accompanying notes to consolidated financial statements

                                NVCN CORPROATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                         AUGUST 31,
                                                                    2000           1999
                                                                 ---------      ---------
Operating Activities
   Net Income (Loss) Before Extraordinary Item                   $ (38,830)     $ (39,119)
   Adjustments to Reconcile Net (Loss) to Net Cash
     (Required) by Operating Activities:
        Accounts Receivable                                             --         13,295
         Inventory                                                      --        (28,781)
        Other prepayments                                               --        (16,993)
        Accounts payable                                            15,300        (25,064)
       Depreciation and Amortization                                    --          3,451
       Accrued interest                                             23,530        (18,841)
       Accrued Compensation                                             --         30,000
                                                                 ---------      ---------
         Net Cash Required by
           Operating Activities                                         --        (82,052)
                                                                 ---------      ---------
Investing Activities:
   Cash given in consideration with
    stock and other assets for the reduction
     of accrued compensation liabilities                            (3,294)            --
   Purchase of Assets                                                   --         (8,231)
                                                                 ---------      ---------
         Net Cash Required by
           Investing Activities                                     (3,294)        (8,231)
                                                                 ---------      ---------
Financing Activities:
    Bank overdraft                                                      --         (3,258)
    Notes Payable - Related parties                                     --        125,953
    Notes Payable- Third Parties                                        --        (30,000)
                                                                 ---------      ---------
         Net Cash Provided by
           Financing Activities                                         --         92,695
                                                                 ---------      ---------

Increase (Decrease) in Cash and  Cash Equivalents                   (3,294)         2,412

Cash and Cash Equivalents at Beginning Of Period                     3,294             --
                                                                 ---------      ---------

Cash and Cash Equivalents at End of  Period                      $      --      $   2,412
                                                                 ---------      ---------
Supplemental schedules of cash flow information:
     25,00 shares of common stock issued
      for conversion of note payable                             $  30,000             --

     Elimination of accrued compensation liabilities
      In exchange for all assets existing as of May 31, 2000       392,711             --

      Interest paid                                                     --             --
      Income Taxes paid                                                 --             --

           See accompanying notes to consolidated financial statements

                                NVCN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

THE COMPANY.

NVCN Corporation (the Company) was incorporated in the State of Delaware on April 20, 1981, with the name Cardio-Pace Medical, Inc. On November 24, 1987, the Company's name was changed to Novacon Corporation, and on February 20, 2001, the name was changed to NVCN Corporation.

The Company was incorporated in 1981 with authorized capital of 15,000,000 common shares with a par value of $0.01. On February 14, 2001, the shareholders of the Company approved (and on June 20, 2002, the Company effected) a 1 for 12 reverse common stock split, a reduction of common stock par value from $0.01 to $0.001, an increase of authorized capital to 50,000,000 common shares and authorized the board of directors to issue preferred shares of which 10,000,000 with a par value of $0.01 were authorized. The accompanying financial statements reflect all share data based on the 1 for 12 reverse common stock split basis.

The Company was engaged in the business of assembling and distributing disposable drug infusion pumps designed for hospital and home pain management applications, under an exclusive United States manufacturing and marketing agreement with the purported Japanese developer of the proprietary technology. In the second quarter of 2000, the Company discontinued its business operations and since that date has remained inactive.

The decision by the management of the Company to discontinue its medical products business was based on claims asserted against the Company in 1999, by I-Flow Corporation (I-Flow), which claimed in litigation against the Company that the Company's products infringed proprietary rights claimed by I-Flow. The I-Flow litigation resulted in a final judgment being entered against the Company on May 26, 2000, in the amount of $1,344,582. The judgment also enjoins the Company from further sales of infringing products.

In an attempt to settle the above judgment, the Company on September 25, 2000, entered into a letter of intent to acquire all the issued and outstanding shares of YourNet, Inc. ("YourNet"). In order to facilitate this transaction, the Company entered into a settlement with I-Flow that would have required the Company to issue 500,000 shares of post acquisition stock and pay $144,000 in cash. Neither the Your Net acquisition nor the I-Flow settlement was completed.

INTERIM FINANCIAL STATEMENTS.

The interim financial statements included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1999. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2001

NOTE 2:  CRITICAL ACCOUNTING POLICIES

USE OF ESTIMATES.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, revenue recognition and allowances, accrued liabilities, deferred revenue, loss contingencies and accounting for income taxes. Actual results could differ from these estimates.

REVENUE RECOGNITION.

Revenue is recognized on a completed contract basis, i.e., when the product or services are provided.

INVENTORY

Inventory is valued at specific identification adjusted to the lower of cost or market value.

IMPAIRED FAIR VALUE OF FINANCIAL INSTRUMENTS.

The carrying amounts for the Company's cash, accounts payable, accrued liabilities, due to stockholder and officers approximate fair value due to the short-term maturity of these instruments.

INCOME TAXES.

In February 1992, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS No. 109 required a change from the deferred method of accounting for income taxes of Accounting Principles Board Opinion No. 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Effective January 1, 1993, the Company adopted SFAS No. 109.

EARNINGS (LOSS) PER SHARE.

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and was effective for financial statements issued for periods ending after December 15,

1997, with earlier application not permitted. Effective January 1, 1998, the Company adopted SFAS No. 128. Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the fully diluted losses per share for the first quarter of fiscal years 2004 and 2003 were antidilutive, basic and diluted losses per share are the same. Accordingly, rights to purchase common issuable upon conversion of convertible debentures were not included in the calculation of diluted earnings per common share.

NOTE 3:  GOING CONCERN CONSIDERATIONS

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $38,830 for the three months ending August 31, 2000. As of August 31, 2000, the Company reported an accumulated deficit of $10,497,621. The industry in which the Company operates is very dynamic and extremely competitive. The Company's ability to generate net income and positive cash flows is dependent on the ability to continue to increase sales while reducing operating costs, as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. As of August 31, 2000, these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 4:  SUBSEQUENT EVENTS

An officer-director in 2002 made a $15,000, interest bearing unsecured demand loan to the Company, to provide funds to pay outstanding Company expenses due to a former officer and former legal counsel of the Company

In December 2003, the Company executed an agreement with their stock transfer agent to settle all past outstanding obligations for $ 8,000. The payment was subsequently made in January 2004 per the terms of the agreement. As part of the settlement, the Company entered into an agreement to retain the stock transfer agent through December 2006 at the mutually agreed rate of $ 600 per month.

Minnesota Statutes Sections 336.2-725 and 541.05, state that any action for any breach of contract or product defect claim, respectively, must be commenced within four years of the date that the cause of action arose. These statues of limitation effectively bar a creditor from bringing legal action against the Company for transactions beyond the four year limit. For this reason, and since the Company has not conducted business for over four years, management of the Company believes that all liabilities of the Company other than the I-Flow patent infringement judgment and the note payable to a related party are time barred. The Company has accounted for previously outstanding and previously potential liabilities accordingly.

When the statute of limitation has expired for any liability, the Company will remove that liability from the books of the Company and apply any gain or loss to paid-in capital. On the basis of the foregoing, the following liabilities will be eliminated on or before May 31, 2004:

                  Accounts Payable                   $ 43,716
                  Accrued Interest                     58,190
                  Notes Payable- Related parties       89,269
                                                     --------
                  Total Liabilities Eliminated:      $191,175
                                                     ========

ITEM 2.  PLAN OF OPERATION.

         The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES.

         The Registrant's working capital increased to a deficit of $ 113,958 at August 31, 2000 from $201,102 at August 31, 1999. Since the Registrant has no operations or plans for such, and because its administrative expenses are minimal, it believes it has sufficient capital to fund its needs as it evaluates any options for future business opportunities.

         To meet existing operating expenses, the Registrant, as needed, secures short-term loans. By doing so the Registrant maximizes its ability to generate income as it has no other means of revenue.

CAPITAL EXPENDITURES.

         There were no capital expenditures during the quarter ended August 31, 2000.

TWELVE-MONTH PLAN OF OPERATION.

         The Registrant has no current plans to begin operations again, and has no research and development initiatives underway. It does, however, continue to evaluate alternatives in order to improve the Registrant's financial condition, including merger and acquisition opportunities.

         The Registrant intends to take advantage of any reasonable business proposal presented which management believes will provide the Registrant and its stockholders with a viable business opportunity. The board of directors will make the final approval in determining whether to complete any acquisition, and unless required by applicable law, the articles of incorporation or bylaws or by contract, stockholders' approval will not be sought.

         The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Registrant to incur costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if an agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Registrant of all related costs incurred.

         Currently, management is not able to determine the time or resources that will be necessary to locate and acquire or merge with a business prospect. There is no assurance that the Registrant will be able to acquire an interest in any such prospects, products or opportunities that may exist or that any activity of the Registrant, regardless of the completion of any transaction, will be profitable.

         If and when the Registrant locates a business opportunity, management of the Registrant will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Registrant would consummate such an acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Registrant's shareholders due to the issuance of stock to acquire such an opportunity.

RISK FACTORS CONNECTED WITH PLAN OF OPERATION.

(A) LIMITED PRIOR OPERATIONS, HISTORY OF OPERATING LOSSES, AND ACCUMULATED DEFICIT MAY AFFECT ABILITY OF REGISTRANT TO SURVIVE.

         The Registrant has had limited prior operations to date. Since the Registrant's principal activities to date have been limited to organizational activities, and seeking new business ventures, it has no recent record of any revenue-producing operations. Consequently, there is only a limited operating history upon which to base an assumption that the Registrant will be able to achieve its business plans. In addition, the Registrant has only limited assets. As a result, there can be no assurance that the Registrant will generate significant revenues in the future; and there can be no assurance that the Registrant will operate at a profitable level. Accordingly, the Registrant's prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business.

         The Registrant has incurred net losses: $38,830 for the three months ended August 31, 2000, $39,119 for the fiscal year ended August 31, 1999. At August 31, 2000, the Registrant had an accumulated deficit of $10,497,621. This raises substantial doubt about the Registrant's ability to continue as a going concern.

(B)      NEED FOR ADDITIONAL FINANCING MAY AFFECT OPERATIONS AND PLAN OF
BUSINESS.

         While the Registrant's management believes it will be successful in arranging adequate lines of equity or debt financing to implement a new business for the company, there is no assurance of that occurring. The Registrant's continued operations therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. The Registrant estimates that it will need to raise up to $500,000 or more over the next twelve months for such purposes. However, adequate funds may not be available when needed or may not be available on favorable terms to the Registrant. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's business plan. The Registrant's independent accountant audit report included in the Form 10-KSB for the fiscal year ended August 31, 1999 includes a substantial doubt paragraph regarding the Registrant's ability to continue as a going concern.

         If funding is insufficient at any time in the future, the Registrant may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business, operating results and financial condition. In addition, insufficient funding may have a material adverse effect on the company's financial condition, which could require the company to:

o        curtail operations significantly;

o        sell significant assets;

o seek arrangements with strategic partners or other parties that may require the company to relinquish significant rights to products, technologies or markets; or

o explore other strategic alternatives including a merger or sale of the company.

         To the extent that the Registrant raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Registrant's operations. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant may seek to compensate providers of services by issuance of stock in lieu of cash, which will also result in dilution to existing shareholders.

(C) LOSS OF ANY OF CURRENT MANAGEMENT COULD HAVE ADVERSE IMPACT ON BUSINESS AND PROSPECTS FOR REGISTRANT.

         The Registrant's success is dependent upon the hiring of key administrative personnel. None of the Registrant's officers, directors, and key employees has an employment agreement with the Registrant; therefore, there can be no assurance that these personnel will remain employed by the Registrant after the termination of such agreements. Should any of these individuals cease to be affiliated with the Registrant for any reason before qualified replacements could be found, there could be material adverse effects on the Registrant's business and prospects. In addition, management has no experience is managing companies in the same business as the Registrant.

         In addition, all decisions with respect to the management of the Registrant will be made exclusively by the officers and directors of the Registrant. Shareholders of the Registrant will only have rights associated with such ownership to make decisions that affect the Registrant. The success of the Registrant, to a large extent, will depend on the quality of the directors and officers of the Registrant. Accordingly, no person should invest in the shares unless he is willing to entrust all aspects of the management of the Registrant to the officers and directors.

(D) LIMITATIONS ON LIABILITY, AND INDEMNIFICATION, OF DIRECTORS AND OFFICERS MAY RESULT IN EXPENDITURES BY REGISTRANT.

         THE BY-LAWS OF THE REGISTRANT INCLUDE PROVISIONS TO THE EFFECT THAT THE COMPANY MAY INDEMNIFY ANY DIRECTOR, OFFICER, OR EMPLOYEE. IN ADDITION, THE DELAWARE REVISED STATUTES PROVIDE FOR PERMISSIVE INDEMNIFICATION OF OFFICERS AND DIRECTORS. ANY LIMITATION ON THE LIABILITY OF ANY DIRECTOR, OR INDEMNIFICATION OF DIRECTORS, OFFICER, OR EMPLOYEES, COULD RESULT IN SUBSTANTIAL EXPENDITURES BEING MADE BY THE REGISTRANT IN COVERING ANY LIABILITY OF SUCH PERSONS OR IN INDEMNIFYING THEM.

(E) POTENTIAL CONFLICTS OF INTEREST MAY AFFECT ABILITY OF OFFICERS AND DIRECTORS TO MAKE DECISIONS IN THE BEST INTERESTS OF REGISTRANT.

         The officers and directors have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors, and each will continue to do so notwithstanding the fact that management time may be necessary to the business of the Registrant. As a result, certain conflicts of interest may exist between the Registrant and its officers and/or directors that may not be susceptible to resolution. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Registrant. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the board of directors to the Registrant, any proposed investments for its evaluation.

(F) NON-CUMULATIVE VOTING MAY AFFECT ABILITY OF SOME SHAREHOLDERS TO INFLUENCE MANGEMENT OF REGISTRANT.

         Holders of the shares are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Registrant, and the minority shareholders will not be able to elect a representative to the Registrant's board of directors.

(G)      ABSENCE OF CASH DIVIDENDS MAY AFFECT INVESTMENT VALUE OF REGISTRANT'S
STOCK.

         The board of directors does not anticipate paying cash dividends on the shares for the foreseeable future and intends to retain any future earnings to finance the growth of the Registrant's business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements, and the general operating and financial condition of the Registrant, and will be subject to legal limitations on the payment of dividends out of paid-in capital.

(H) NO ASSURANCE OF CONTINUED PUBLIC TRADING MARKET AND RISK OF LOW PRICED SECURITIES MAY AFFECT MARKET VALUE OF REGISTRANT'S STOCK.

         There has been only a limited public market for the common stock of the Registrant. The common stock of the Registrant is not currently traded on any exchange. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Registrant's securities. In addition, the common stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. The regulations governing low-priced or penny stocks sometimes limit the ability of broker-dealers to sell the Registrant's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

CRITICAL ACCOUNTING POLICIES.

         The Securities and Exchange Commission ("SEC") has issued Financial Reporting release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrant's most critical accounting policies include the use of estimates in the preparation of financial statements. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the Registrant reports in its financial statements.

         The preparation of the financial statements contained in this report requires the company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Registrant evaluates these estimates, including those related to revenue recognition and concentration of credit risk. The Registrant bases its estimates on historical experience and on various other assumptions that is believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

FORWARD LOOKING STATEMENTS.

         The foregoing management's discussion and analysis of financial condition and results of operations contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to the Registrant's estimates as to the adequacy of its capital resources, its need and ability to obtain additional financing, its operating losses and negative cash flow, and its critical accounting policies. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above. These forward-looking statements speak only as of the date hereof. The Registrant expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 3.  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

         Within the 90 days prior to the end of the period covered by this report, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). This evaluation was done under the supervision and with the participation of the

Registrant's president. Based upon that evaluation, he concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

CHANGES IN DISCLOSURE CONTROLS AND PROCEDURES.

         There were no significant changes in the Registrant's disclosure controls and procedures, or in factors that could significantly affect those controls and procedures since their most recent evaluation.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On July 24,1999, I-Flow Corporation (I-Flow) filed a suit against the Registrant, which claimed that the Company's products infringed on proprietary rights claimed by I-Flow. The I-Flow litigation resulted in a final judgment being entered against the Company on May 26, 2000, in the amount of $1,344,582. The judgment also enjoins the Company from further sales of infringing products.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS.

         Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

REPORTS ON FORM 8-K.

         The Registrant did not file any reports on Form 8-K during the quarter of the fiscal year covered by this Form 10-QSB.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NVCN CORPORATION.

Dated:  March 17, 2008                   By: /s/ Gary Borglund
                                             -----------------
                                                 Gary Borglund,
                                                 Principal Executive Officer
                                                 and Principal Financial Officer

                                  EXHIBIT INDEX

Number   Description
------   -----------

31       RULE 13A-14(A)/15D-14(A) CERTIFICATION

32       SECTION 1350 CERTIFICATION