Form 10QSB
period 2001-02-28
NVCN CORP
filed 2008-03-18
CIK 740571

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER: 0-13187

                                NVCN CORPORATION

                                ----------------
             (Exact Name of Registrant as Specified in Its Charter)

                 DELAWARE                                     13-3074570
------------------------------------------                    ----------
(State or Other Jurisdiction of Incorporation              (I.R.S. Employer
              or Organization)                            Identification No.)

       1800 WOODDALE, SUITE 208, WOODBURY, MINNESOTA             55125
       ---------------------------------------------             -----
         (Address of Principal Executive Offices)              (Zip Code)

                                (651) 452-1606
                          ------------------------------
                         (Registrant's Telephone Number)

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

      As of February 28, 2001, the Registrant had 1,248,334 shares of common stock issued and outstanding.

      Transitional Small Business Disclosure Format (check one): Yes [ ] No [x].

                                TABLE OF CONTENTS

                                                                           PAGE
PART I - FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

           BALANCE SHEET AS OF FEBRUARY 28, 2001.........................     3

           STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
           FEBRUARY 28, 2001 AND FEBRUARY 29, 2000.......................     4

           STATEMENTS OF CASH FLOWS FOR THREE MONTHS ENDED
           FEBRUARY 28, 2001 AND FEBRUARY 29, 2000.......................     5

           NOTES TO FINANCIAL STATEMENTS.................................     6

   ITEM 2. PLAN OF OPERATION.............................................     9

   ITEM 3. CONTROLS AND PROCEDURES.......................................    13

PART II - OTHER INFORMATION

   ITEM 1. LEGAL PROCEEDINGS.............................................    14

   ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS...    14

   ITEM 3. DEFAULTS UPON SENIOR SECURITIES...............................    14

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........    14

   ITEM 5. OTHER INFORMATION.............................................    14

   ITEM 6. EXHIBITS......................................................    14

SIGNATURES...............................................................    15

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                NVCN CORPORATION
                                  BALANCE SHEET
                                FEBRUARY 28, 2001
                                   (UNAUDITED)

                                     ASSETS

Total Assets                                                       $          0
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts Payable and Accrued Expenses                           $     59,016
   Accrued Interest                                                     102,002
                                                                   ------------

      Total Current Liabilities                                         161,018

Long Term Liabilities
      Accrued Litigation Settlement                                   1,344,582
      Notes Payable- Related Parties                                     89,269
                                                                   ------------
      Total Long Term Liabilities                                     1,433,851
                                                                   ------------

Total Liabilities                                                     1,594,869
                                                                   ------------

Stockholders' Deficit
   Common Stock, $0.001 Par Value;
    Authorized 50,000,000 shares;
    Issued and Outstanding 1,248,334 Shares                               1,248
   Preferred stock, $0.01 par value
    authorized 10,000,000 shares;
    issued and outstanding; none                                             --
   Additional Paid-In Capital                                         8,948,564
   Retained Earnings (Deficit)                                      (10,544,681)
                                                                   ------------

      Total Stockholders' Deficit                                    (1,594,869)
                                                                   ------------

                                                                   $          0
                                                                   ============

           See accompanying notes to consolidated financial statements

                                NVCN CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                       FEBRUARY 28                FEBRUARY 28
                                                   2001          2000         2001         2000
                                                -----------   ----------   ----------   ----------
Sales                                           $        --   $   10,070   $       --   $   56,107

Cost of Sales                                            --        3,893           --       15,068
                                                -----------   ----------   ----------   ----------
    Gross Profit (Loss)                                  --        6,177           --       41,039

Selling, General, and Administrative Expenses        23,530       40,424       85,890      117,357

Net Income (Loss) Before Income Taxes               (23,530)     (34,247)     (85,890)     (76,318)

Income Tax Expense (Benefit)                             --           --           --           --
                                                -----------   ----------   ----------   ----------
    Net Income (Loss) from
    Continuing Operations                           (23,530)     (34,247)     (85,890)     (76,318)

    Net Income (Loss)                           $   (23,530)  $  (34,427)     (85,890)     (76,318)
                                                ===========   ==========   ----------   ----------

Basic and Diluted Loss Per Common Share
    Net Income (Loss)                           $     (0.02)  $    (0.04)  $    (0.01)  $    (0.08)
                                                ===========   ==========   ----------   ----------

Weighted Average Number of Common Shares
  Used to Compute Net Income (Loss) per
  Weighted Average Share                          1,248,334      893,575    1,248,334      893,575
                                                ===========   ==========   ----------   ----------

           See accompanying notes to consolidated financial statements

                                NVCN CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 FEBRUARY 28,
                                                               2000        1999
                                                            ----------   ---------
Operating Activities
   Net Income (Loss) Before Extraordinary Item              $  (85,890)  $ (76,318)
   Adjustments to Reconcile Net (Loss) to Net Cash
     (Required) by Operating Activities:
      Accounts Receivable                                            0         612
      Inventory                                                      0        (701)
      Accounts payable                                          85,890         746
      Accrued liabilities                                           --      74,608

         Net Cash Required by Operating Activities                   0      (1,710)
                                                            ----------   ---------

Investing Activities:
   Cash given in consideration with
     stock and other assets for the reduction
     of accrued compensation liabilities                        (3,294)         --
   Purchase of Assets                                               --         (43)
                                                            ----------   ---------

         Net Cash Required by Investing Activities              (3,294)        (43)
                                                            ----------   ---------

Financing Activities:
   Notes Payable- Third Parties                                      0       2,481

         Net Cash Provided by Financing Activities                   0       2,481
                                                            ----------   ---------

Increase (Decrease) in Cash and Cash Equivalents                (3,294)        729

Cash and Cash Equivalents at Beginning Of Period                 3,294        (711)
                                                            ----------   ---------

Cash and Cash Equivalents at End of Period                  $        0         140
                                                            ==========   ---------

Supplemental schedules of cash flow information:
     25,00 shares of common stock issued
     for conversion of note payable                         $   30,000          --

   Elimination of accrued compensation liabilities
   In exchange for all assets existing as of May 31, 2000      392,711          --

   Interest paid                                                    --          --
   Income Taxes paid                                                --          --

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

NOTE 3:     GOING CONCERN CONSIDERATIONS

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $85,890 for the nine months ending February 28, 2001. As of February 28, 2001, the Company reported an accumulated deficit of $10,544,681. The industry in which the Company operates is very dynamic and extremely competitive. The Company's ability to generate net income and positive cash flows is dependent on the ability to continue to increase sales while reducing operating costs, as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. As of February 28, 2001, these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

LIQUIDITY AND CAPITAL RESOURCES.

      The Registrant's has a working capital deficit of $ 161,018. Since the Registrant has no operations or plans for such, and because its administrative expenses are minimal, it believes it has sufficient capital to fund its needs as it evaluates any options for future business opportunities.

      To meet existing operating expenses, the Registrant raises funds on an as needed basis. By doing so the Registrant maximizes its ability to continue its operations as it has no other means of revenue.

CAPITAL EXPENDITURES.

      There were no capital expenditures during the quarter ended February 28, 2001.

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

      The Registrant has incurred net losses: $23,530 for three month period and $85,890 for the nine months periods ended February 28, 2001, compared to $ 34,427 for the three month period and $ 76,318 for the nine months period ended February 29, 2000. At February 28, 2001, the Registrant had an accumulated deficit of $10,544,681. This raises substantial doubt about the Registrant's ability to continue as a going concern.

(B)   NEED FOR ADDITIONAL FINANCING MAY AFFECT OPERATIONS AND PLAN OF BUSINESS.

      While the Registrant's management believes it will be successful in arranging adequate lines of equity or debt financing to implement a new business for the company, there is no assurance of that occurring. The Registrant's continued operations therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. The Registrant estimates that it will need to raise up to $500,000 or more over the next twelve months for such purposes. However, adequate funds may not be available when needed or may not be available on favorable terms to the Registrant. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's business plan. The Registrant's independent accountant audit report included in the Form 10-KSB for the fiscal year ended February 29, 2000 includes a substantial doubt paragraph regarding the Registrant's ability to continue as a going concern.

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

(F) NON-CUMULATIVE VOTING MAY AFFECT ABILITY OF SOME SHAREHOLDERS TO INFLUENCE MANAGEMENT OF REGISTRANT.

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