Form 10KSB
period 2001-05-31
NVCN CORP
filed 2008-03-18
CIK 740571

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER: 0-13187

                               NVCN CORPORATION
              -----------------------------------------------------
                         (FORMERLY NOVACON CORPORATION)
             (Exact name of Registrant as Specified in Its Charter)

                   Delaware                                      13-3074570
---------------------------------------------                -------------------
(State or Other Jurisdiction of Incorporation                 (I.R.S. Employer
              or Organization)                               Identification No.)

     1800 Wooddale Drive, Suite 208, Woodbury, Minnesota            55125
 -----------------------------------------------------------      ----------
        (Address of Principal Executive Offices)                  (Zip Code)

                  Registrant's telephone number: (651) 452-1606

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01
                                   Par Value

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [ ] No [X].

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

      The Registrant's revenues for the fiscal year ended May 31, 2001 were zero. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 1, 2004: $20,101. As of August 1, 2004, the Registrant had 1,248,371 shares of common stock issued and outstanding.

      Transitional Small Business Disclosure Format (check one): Yes [ ] No [X].

                                TABLE OF CONTENTS

                                                                           PAGE
PART I.

      ITEM 1. DESCRIPTION OF BUSINESS ..................................      3

      ITEM 2. DESCRIPTION OF PROPERTY ..................................      4

      ITEM 3. LEGAL PROCEEDINGS ........................................      4

      ITEM 4. SUBMISSION OF MATTERS TO A
              VOTE OF SECURITY HOLDERS .................................      5

PART II.

      ITEM 5. MARKET FOR COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS ..............................      5

      ITEM 6. PLAN OF OPERATION ........................................      6

      ITEM 7. FINANCIAL STATEMENTS .....................................     13

      ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE ...................     13

PART III.

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
              AND CONTROL PERSONS; COMPLIANCE WITH
              SECTION 16(A) OF THE EXCHANGE ACT ........................     14

      ITEM 10. EXECUTIVE COMPENSATION ..................................     15

      ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT ...................................     16

      ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
               TRANSACTIONS ............................................     16

      ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K ........................     16

SIGNATURE ..............................................................     17

PART I.

ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT.

      NVCN Corporation, a Delaware corporation ("Registrant"), was incorporated in the State of Delaware on April 20, 1981, with the name Cardio-Pace Medical, Inc. On November 24, 1987, the Registrant's name was changed to Novacon Corporation, and on February 20, 2001, the name was changed to NVCN Corporation.

      The Registrant was incorporated in 1981 with authorized capital of 15,000,000 common shares with a par value of $0.01. On February 14, 2001, the shareholders of the Registrant approved (and on June 20, 2002, the Registrant effected) a 1 for 12 reverse common stock split, a reduction of common stock par value from $0.01 to $0.001, an increase of authorized capital to 50,000,000 common shares and the board of directors to authorize preferred shares of which 10,000,000 were authorized at $0.01 per share. The accompanying financial statements reflect all share data based on the 1 for 12 reverse common stock split basis.

BUSINESS OF THE REGISTRANT.

      The Registrant was organized to develop, manufacture and market its proprietary Durapulse(tm) cardiac pacemaker and accessory products. Although the Registrant achieved sales of its pacemaker medical device and accessories products, it did not achieve profitability. The Registrant suspended manufacturing the cardiac pacemaker in 1990. During 1985, the Registrant entered into an agreement with Qinling Semiconductor Registrant to establish Qinming Medical, Inc., a Sino-American joint venture in Baoji, China, for the manufacture and distribution of cardiac pacemakers and accessory products, which are still manufactured and distributed in China. In 1992 the Registrant sold its 49% interest in the joint venture to Qinming.

      Until August 2000, the Registrant designed, developed, manufactured and marketed low-cost, disposable elastomeric infusion pumps for pain management and was developing other applications for its elastomeric infusion pump technology. Substantially all of the Registrant's revenues since 1995 were derived from the sale of elastomeric infusion pumps that were designed to deliver small quantities of pain medication at a nominally constant flow rate. Novacon's elastomeric infusion pumps, marketed as the dib(tm) Drug Infusion Balloon Pump, were authorized by the United States FDA for sale in the United States for epidural, intravenous and percutaneous infusion of a wide range of medications, including narcotic and non-narcotic anesthetics, chemotherapy agents and antibiotics. Novacon Corporation terminated its drug infusion pump business activity as of August 31, 2000.

      The decision by the management of the Registrant to discontinue its medical products business was based on claims asserted against the Registrant in 1999, by I-Flow Corporation ("I-Flow"), which claimed in litigation against the Registrant that the Registrant's products infringed proprietary rights claimed by I-Flow. The I-Flow litigation resulted in a final judgment being entered against the Registrant on May 26, 2000, in the amount of $1,344,582. The judgment also enjoins the Registrant from further sales of infringing products.

      In an attempt to settle the above judgment, the Registrant on September 25, 2000, entered into a letter of intent to acquire all the issued and outstanding shares of YourNet, Inc. ("YourNet"). In order to facilitate this transaction, the Registrant entered into a settlement with I-Flow that would have required the Registrant to issue 500,000 shares of post acquisition stock and pay $144,000 in cash. Neither the Your Net acquisition nor the I-Flow settlement was completed.

      The Registrant currently has no operations. The Registrant continues to evaluate alternatives in order to improve the Registrant's financial condition, including merger and acquisition opportunities. There is no assurance that the Registrant will be successful in obtaining such opportunities. If a merger or acquisition opportunity does arise, the Registrant's value as a partner in a merger or other business combination will rest primarily upon the potential public market for the Registrant's shares.

      The Registrant owns no patents or trademarks, and has no employees.

ITEM 2. DESCRIPTION OF PROPERTY.

      The Registrant is provided office space without cost by the president of the company. It currently does not own any equipment at that location.

ITEM 3. LEGAL PROCEEDINGS.

      (a) On September 1, 1998, the Registrant entered into a distribution agreement with its key supplier, DIB International Company, Ltd., Tokyo, Japan. The agreement is in effect for a four-year period and provides for minimum purchase quantities by the Registrant. The Registrant has breached the terms of the distribution agreement, but to date, the supplier has not taken any action against such breach. At this time, management is unaware of the potential financial effect of its breach.

      (b) On July 23, 1999, the Registrant was served with a complaint filed in the United States District Court, Central District of California, Santa Ana, California, by I-Flow Corporation alleging various causes of action for patent interference against the Registrant with respect to its elastomeric infusion pump technology. The Registrant took the position that the California court lacked jurisdiction and elected not to appear. I-Flow Corporation claimed the dib(tm) Drug Infusion Balloon Pump design violated its patents and was subsequently awarded damages, legal fees and costs. The Registrant denied the Dib(tm) design infringed any I-Flow patents and regarded this legal action as strictly anti-competitive. However, the Registrant was financially unable to respond to this lawsuit in California and therefore I-Flow was granted a final default judgment on May 3, 2000 which awarded I-Flow Corporation a permanent injunction restraining the Registrant from importing, manufacturing, and selling its dib(tm) Drug Infusion Balloon Pump in the United States. In addition, I-Flow was awarded damages and costs totaling $1,344,582. The Registrant believes this judgment has had a serious material adverse effect on its business and financial condition. During October 2000 The Registrant and I-Flow entered into a conditional settlement of the judgment. The settlement agreement provides that the Registrant will pay I-Flow Corporation $144,000 cash and issue to it 500,000 shares of new Registrant common stock. The settlement agreement provides that payment of the settlement must be made no later than December 31, 2000 or the agreement becomes null and void.

      (c) In conjunction with the court judgment in favor of I-Flow Corporation described above, effective August 31, 2000, the Board of Directors approved the conveyance of all the Registrant's assets (with a book basis of $89,000 at May 31, 2000) to David P. Lang, Chief Executive Officer, and John D. Lang, Manager, Operations Manager, in full payment of their accrued, unpaid salaries of $392,711 and full satisfaction of the indebtedness owing to Mr. Lang for his previous loan of $75,000. In addition, Mr. Lang agreed to assume full responsibility for all Registrant liabilities, except the settlement damages to I-Flow Corporation and financial statement audit costs and expenses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION.

      The Registrant's common stock began trading publicly in January, 1985 on the NASDAQ Small Cap following its initial public stock offering. The Registrant's common stock was de-listed to the Over the Counter Bulletin Board in 1987. In February, 2000, the Registrant's common stock was de-listed to the National Quotation Bureaus' Pink Sheets (now know as Pink Sheets LLC), where it continued to trade under the symbol "NVCN". In February 2001, the name was changed to NVCN Corporation, it now trades under the symbol "NVCP". The range of closing prices shown below is as reported by this market. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on May 31, 2001
-----------------------------------------

                                                      HIGH     LOW
Quarter Ended May 31, 2001                            0.035    0.015
Quarter Ended February 28, 2001                       0.085     0.03
Quarter Ended November 30, 2000                        0.18    0.045
Quarter Ended August 31, 2000                          0.03    0.012

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on May 31, 2000
-----------------------------------------

                                                      HIGH     LOW
Quarter Ended May 31, 2000                             0.13     0.02
Quarter Ended February 29, 2000                        0.11     0.05
Quarter Ended November 30, 1999                       0.093    0.017
Quarter Ended August 31, 1999                          0.20    0.003

HOLDERS OF COMMON EQUITY.

      As of August 1, 2004, the Registrant had approximately 1,133 shareholders of record.

DIVIDEND INFORMATION.

      The Registrant has not declared or paid a cash dividend to stockholders since it was incorporated. The Board of Directors presently intends to retain any earnings to finance Registrant operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Registrant's earnings, capital requirements and other factors.

SALES OF UNREGISTERED SECURITIES.

      The Registrant made no sales of unregistered (restricted) securities during the fiscal year ended on May 31, 2001.

ITEM 6.     PLAN OF OPERATION.

      The following plan of operation of the Registrant is based upon, and should be read in conjunction with, its audited financial statements and related notes included elsewhere in this Form 10-KSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

TWELVE-MONTH PLAN OF OPERATION.

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

CAPITAL EXPENDITURES.

      There were no material capital expenditures during the fiscal year ended May 31, 2001.

RISK FACTORS CONNECTED WITH PLAN OF OPERATION.

(A) LIMITED PRIOR OPERATIONS, HISTORY OF OPERATING LOSSES, AND ACCUMULATED DEFICIT MAY AFFECT ABILITY OF REGISTRANT TO SURVIVE.

      The Registrant has had limited prior operations to date. Since the Registrant's principal activities recently have been limited to seeking new business ventures, it has no recent record of any revenue-producing operations. Consequently, there is only a limited operating history upon which to base an assumption that the Registrant will be able to achieve its business plans. In addition, the Registrant has only limited assets. As a result, there can be no assurance that the Registrant will generate significant revenues in the future; and there can be no assurance that the Registrant will operate at a profitable level. Accordingly, the Registrant's prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business.

      The Registrant has incurred net losses: $1,545,271 for the fiscal year ended May 31, 2000 and $94,816 for the fiscal year ended May 31, 2001. The Registrant's current liabilities exceed its current assets by $1,847,316 as of May 31, 2000 and $1,603,795 as of May 31, 2001. At May 31, 2001, the Registrant
had an accumulated deficit of $10,553,607. This raises substantial doubt about the Registrant's ability to continue as a going concern.

      As a result of the fixed nature of many of the Registrant's expenses, the Registrant may be unable to adjust spending in a timely manner to compensate for any unexpected delays in the development and marketing of the Registrant's products or any capital raising or revenue shortfall. Any such delays or shortfalls will have an immediate adverse impact on the Registrant's business, operations and financial condition.

(B)   NEED FOR ADDITIONAL FINANCING MAY AFFECT OPERATIONS AND PLAN OF
BUSINESS.

      The working capital requirements associated with any adopted plan of business of the Registrant may be significant. The Registrant anticipates, based on currently proposed assumptions relating to its operations (including with respect to costs and expenditures and projected cash flow from operations), that it must seek financing to continue its operations (an amount which is as yet to be determined). However, such financing, when needed, may not be available, or on terms acceptable to management. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's business plan. The Registrant's independent accountant audit report included in this Form 10-KSB includes a substantial doubt paragraph regarding the Registrant's ability to continue as a going concern.

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

(C) CONTROL BY OFFICERS AND DIRECTORS OVER AFFAIRS OF THE REGISTRANT MAY OVERRIDE WISHES OF OTHER STOCKHOLDERS.

      The Registrant's officers and directors, and other significant shareholders, beneficially own approximately 70% of the outstanding shares of the Registrant's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Registrant. Therefore, it should be assumed that the officers, directors, and principal common shareholders who control these voting rights will be able, by virtue of their stock holdings, to control the affairs and policies of the Registrant.

(D) LOSS OF ANY OF CURRENT MANAGEMENT COULD HAVE ADVERSE IMPACT ON BUSINESS AND PROSPECTS FOR REGISTRANT.

      The Registrant's success is dependent upon the hiring and retention of key personnel. None of the officers or directors has any employment or non-competition agreement with the Registrant. Therefore, there can be no assurance that these personnel will remain employed by the Registrant. Should any of these individuals cease to be affiliated with the Registrant for any reason before qualified replacements could be found, there could be material adverse effects on the Registrant's business and prospects.

      In addition, all decisions with respect to the management of the Registrant will be made exclusively by the officers and directors of the Registrant. Investors will only have rights associated with stockholders to make decisions that effect the Registrant. The success of the Registrant, to a large extent, will depend on the quality of the directors and officers of the Registrant. Accordingly, no person should invest in the shares unless he is willing to entrust all aspects of the management of the Registrant to the officers and directors.

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

      In addition, conflicts of interest may arise in the area of corporate opportunities that cannot be resolved through arm's length negotiations. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Registrant. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the board of directors to the Registrant, any proposed investments for its evaluation.

(F) LIMITATIONS ON LIABILITY, AND INDEMNIFICATION, OF DIRECTORS AND OFFICERS MAY RESULT IN EXPENDITURES BY REGISTRANT.

      The Registrant's Amended and Restated Certificate of Incorporation contain provisions to eliminate, to the fullest extent permitted by the Delaware General Corporation Law, as in effect from time to time, the personal liability of directors of the Registrant for monetary damages arising from a breach of their fiduciary duties as directors. The Amended and Restated Certificate of Incorporation and the Amended and Restated By-Laws of the Registrant include provisions to the effect that the Registrant may, to the maximum extent permitted from time to time under applicable law, indemnify any director, officer, or employee to the extent that such indemnification and advancement of expense is permitted under such law, as it may from time to time be in effect. Any limitation on the liability of any director, or indemnification of directors, officer, or employees, could result in substantial expenditures being made by the Registrant in covering any liability of such persons or in indemnifying them.

(G)   ABSENCE OF CASH DIVIDENDS MAY AFFECT INVESTMENT VALUE OF REGISTRANT'S
STOCK.

      The board of directors does not anticipate paying cash dividends on the common stock for the foreseeable future and intends to retain any future earnings to finance the growth of the Registrant's business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements and the general operating and financial conditions of the Registrant as well as legal limitations on the payment of dividends out of paid-in capital.

(H) NON-CUMULATIVE VOTING MAY AFFECT ABILITY OF SOME SHAREHOLDERS TO INFLUENCE MANGEMENT OF REGISTRANT.

      Holders of the shares of common stock of the Registrant are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Registrant, and the minority shareholders will not be able to elect a representative to the Registrant's board of directors.

(I) NO ASSURANCE OF CONTINUED PUBLIC TRADING MARKET AND RISK OF LOW PRICED SECURITIES MAY AFFECT MARKET VALUE OF REGISTRANT'S STOCK.

      There has been only a limited public market for the common stock of the Registrant. The common stock of the Registrant is currently quoted on the Pink Sheets LLC. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Registrant's securities. In addition, the common stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission ("SEC"), any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. The regulations governing low-priced or penny stocks sometimes limit the ability of broker-dealers to sell the Registrant's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

(J)   FAILURE TO MAINTAIN MARKET MAKERS MAY AFFECT VALUE OF REGISTRANT'S
STOCK.

      If the Registrant is unable to maintain a National Association of Securities Dealers, Inc. member broker/dealers as market makers, the liquidity of the common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market. There can be no assurance the Registrant will be able to maintain such market makers.

(K) SALE OF SHARES ELIGIBLE FOR FUTURE SALE COULD ADVERSELY AFFECT THE MARKET PRICE.

      All of the 327,259 (post-split) shares of common stock that are currently held, directly or indirectly, by significant shareholders of the Registrant (other than management), as shown in the chart under Part III, Item 11 of this Form 10-KSB, have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person, or persons whose shares are aggregated, who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Registrant, as defined, would be entitled to sell within any three-month period a number of shares that does not exceed 1% of the then outstanding shares of common stock, provided that current public information is then available. If a substantial number of the shares owned by these shareholders were sold under Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

CRITICAL ACCOUNTING POLICIES.

      The SEC has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrant's most critical accounting policies include the use of estimates in the preparation of financial statements. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the company reports in its financial statements.

      The preparation of these financial statements requires the Registrant to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Registrant evaluates these estimates, including those related to revenue recognition and concentration of credit risk. The Registrant bases its estimates on historical experience and on various other assumptions that is believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

FORWARD LOOKING STATEMENTS.

      The foregoing plan of operation contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to the Registrant's estimates as to the adequacy of its capital resources, its need and ability to obtain additional financing, its operating losses and negative cash flow, and its critical accounting policies. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above. These forward-looking statements speak only as of the date hereof. The Registrant expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7. FINANCIAL STATEMENTS.

      Financial statements as of and for the year ended May 31, 2001, and for the fiscal year ended May 31, 2000, are presented in a separate section of this report following Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      (a) Effective on July 8, 2004, the independent accountant who was previously engaged as the principal accountant to audit the Registrant's financial statements, Silverman, Olson, Thorvilson & Kaufman, Ltd., was dismissed. The decision to dismiss this accountant was approved by the Registrant's board of directors. This accountant audited the Registrant's financial statements for the fiscal years ended May 31, 2000 and 1999. This firm's report on these financial statements was modified as to uncertainty that the Registrant will continue as a going concern; other than this, the accountant's report on the financial statements for those periods neither contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

          During the fiscal years ended May 31, 2000 and 1999, and the subsequent period preceding such dismissal, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, there were no "reportable events" as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred during the fiscal years ended May 31, 2000 and 1999, and the subsequent period preceding the former accountant's dismissal.

      (b) Effective on July 8, 2004, , the firm of George Brenner, C.P.A., was engaged to serve as the new principal accountant to audit the Registrant's financial statements. The decision to retain this accountant was approved by the Registrant's board of directors. During the fiscal years ended May 31, 2000 and 1999, and the subsequent period prior to engaging this accountant, neither the Registrant (nor someone on its behalf) consulted the newly engaged accountant regarding any matter.

      (b) Effective on March 2, 2008, the firm of Gruber & Company, LLC., was engaged to serve as the new principal accountant to audit the Registrant's financial statements. The decision to retain this accountant was approved by the Registrant's board of directors. During the fiscal years ended May 31, 2001 and 2000, and the subsequent period prior to engaging this accountant, neither the Registrant (nor someone on its behalf) consulted the newly engaged accountant regarding any matter.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      The name, age, and respective position of the director and executive officer of the Registrant are set forth below. The director named below will serve until the next annual meeting of the Registrant's stockholders or until his successors are duly elected and have qualified. Directors are elected for a term until the next annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant's affairs. There are no other promoters or control persons of the Registrant. There are no legal proceedings involving the directors of the Registrant. David
P. Lang resigned as an officer and director of the Registrant January 27, 2002; Mr. Borglund was appointed as an director and officer of the company on that date prior to Mr. Lang's resignation.

DIRECTORS AND EXECUTIVE OFFICERS.

GARY L. BORGLUND, PRESIDENT.

      Mr. Borglund, age 55, has over ten years of professional experience in new ventures as a principal and executive, as well as ten years as a consultant. Since 1998, Mr. Borglund has worked exclusively with early stage development, high tech and Internet companies. Mr. Borglund serves on several boards of directors for public and private companies and remains in these capacities with regard to the companies to date. Mr. Borglund was Vice President of Marketing for Greenhaven Marketing from 1991 to 1996 and a Director of Red Oak Management from 1996 to 2000. Mr. Borglund was appointed to the board of directors of Synthetic Turf Corporation of America in February 2001, and current serves as president of that firm. Mr. Borglund has attended the University of Minnesota. He became a director of the Registrant on September 28, 2001.

      Mr. Borglund also serves as a director of the following reporting companies: Synthetic Turf Corporation of American; Avery Sports Turf, Inc.; and W-J International, Ltd.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT.

      Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of any class of the Registrant's equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and beneficial owners of more than 10% of any class of the Registrant's equity securities are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

      Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(d) during fiscal 2001, and certain written representations from executive officers and directors, the Registrant is unaware of any required reports that have not been timely filed.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

                           ANNUAL COMPENSATION                  LONG-TERM COMPENSATION
                        -------------------------   ----------------------------------------------
                                                             AWARDS           PAYOUTS
                                                    -----------------------   --------
                                                                 SECURITIES
                                          OTHER                    UNDER-
                                          ANNUAL    RESTRICTED     LYING                 ALL OTHER
  NAME AND                                COMPEN-     STOCK       OPTIONS/     LTIP       COMPEN-
  PRINCIPAL              SALARY   BONUS   SATION     AWARD(S)      SARS       PAYOUTS      SATION
  POSITION       YEAR     ($)     ($)      ($)          ($)         (#)         ($)        ($) (1)
--------------   ----   -------   -----   -------   ----------   ----------   --------   ---------
David P. Lang,   2001   $75,000    --       --         --             --        --         --
CEO/CFO (1)      2000   $75,000    --       --         --             --        --         --
                 1999   $75,000    --       --         --             --        --         --

(1)   Mr. Lang resigned as an officer and director on January 27, 2002.

      There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date as there is no existing plan provided for or contributed to by the Registrant. In addition, no remuneration is proposed to be paid in the future directly or indirectly by the Registrant to any officer or director since there no existing plan as of May 31, 2001 which provides for such payment.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of August 1, 2004 (1,248,371 (1) issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Registrant, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

                       NAME AND ADDRESS OF        AMOUNT AND NATURE OF
TITLE OF CLASS          BENEFICIAL OWNER          BENEFICIAL OWNER (2)   PERCENT OF CLASS
-----------------------------------------------------------------------------------------
                  David P. Lang, 5451 Hilltop
    Common       Avenue, Lake Elmo, Minnesota
     Stock                    55042                     243,925              19.54%
-----------------------------------------------------------------------------------------
                  John D. Lang, 5451 Hilltop
    Common        Avenue, Lake Elmo, Minnesota
     Stock                    55042                      83,334               6.67%
-----------------------------------------------------------------------------------------
                 Gary L. Borglund, 2535 Pilot
 Common Stock     Knob Road, Suite 118, Mendota
                   Heights, Minnesota 55120                   0               0.00%
-----------------------------------------------------------------------------------------
                   Shares of all directors and
 Common Stock     executive officers as a group               0               0.00%
                          (1 person)
-----------------------------------------------------------------------------------------

(1) Reflects a 12 to 1 reverse split of the common stock, effective on June 20, 2002

(2) None of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Other than as set forth below, during the last two fiscal years there have not been any transaction that have occurred between the Registrant and its officers, directors, and five percent or greater shareholders.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS.

      Exhibits included or incorporated by reference herein are set forth under the Exhibit Index.

REPORTS ON FORM 8-K.

      No reports on Form 8-K were filed in the fourth quarter of the fiscal year covered by this Form 10-KSB.

                                    SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NVCN CORPORATION

Dated: March 17, 2008                By: /s/ Gary Borglund
                                         -----------------
                                     Gary Borglund, Principal Executive Officer
                                     and Principal Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

         Signature                       Title                          Date
--------------------------------------------------------------------------------
  /s/ Gary Borglund    Principal executive office and Principal   March 17, 2008
  -----------------    financial officer)/Director
  Gary Borglund

                              GRUBER & COMPANY, LLC

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
NVCN Corporation
Mendota Heights, Minnesota

We have audited the accompanying balance sheet of NVCN Corporation as of May 31, 2001 and the related statements of operations, shareholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The May 31, 2000 financial statements were audited by other auditors whose report, dated November 15, 2000, on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NVCN Corporation as of May 31, 2001 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company's recurring losses, negative cash flow from operations and net working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The May 31, 2001 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gruber & Company, LLC
-------------------------
Gruber & Company, LLC
Lake Saint Louis, Missouri
March 14, 2008

                                 NVCN CORPORATON
                         (FORMERLY NOVACON CORPORATION)
                                  BALANCE SHEET
                                  MAY 31, 2001

                                     ASSETS

Total assets                                                   $           --
                                                               ==============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
     Accounts payable                                          $       59,016
     Accrued interest                                                 110,928
     Notes payable - related parties                                   89,269
     Accrued litigation settlement (Note 4)                         1,344,582
                                                               --------------

       Total current liabilities                                    1,603,795
                                                               --------------

Long-term liabilities                                                      --
Shareholders' deficit
   Common stock,
     $0.001 par value; 50,000,000 shares authorized
       1,245,833 shares issued and outstanding                          1,245
   Preferred stock, $0.01 par value
     authorized 10,000,000 shares;
     issued and outstanding; none                                          --
Paid-in capital                                                     8,948,567
   Accumulated deficit                                            (10,553,607)
                                                               --------------

       Total shareholders' deficit                                 (1,603,795)
                                                               --------------

       Total liabilities and shareholders' deficit             $           --
                                                               ==============

                 See accompanying notes to financial statements

                                 NVCN CORPORATON
                         (FORMERLY NOVACON CORPORATION)
                            STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED MAY 31, 2001 AND 2000

                                                     2001           2000
                                                 ------------   ------------
Net sales                                        $         --   $     89,593
Cost of goods sold                                         --         57,656
                                                 ------------   ------------

   Gross profit                                            --         31,937

General and administrative expense                     15,300        219,081
Litigation settlement                                      --      1,344,582
Interest expense                                       79,516         13,941
Miscellaneous                                              --           (396)
                                                 ------------   ------------

   Net Loss                                           (94,816)    (1,545,271)

Provision for income taxes                                 --             --
                                                 ------------   ------------

   Net (loss)                                         (94,816)    (1,545,271)
                                                 ============   ============

Net (loss) per share                             $      (0.08)  $     ( 1.31)
                                                 ============   ============

Weighted average number of shares outstanding       1,182,743      1,182,743
                                                 ============   ============

                 See accompanying notes to financial statements

                                NVCN CORPORATON
                         (FORMERLY NOVACON CORPORATION)
                           STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE YEARS ENDED MAY 31, 2001 AND 2000

                              Common Stock
                             --------------
                                                  Additional                     Total
                             Number    $ 0.001     Paid-In      Accumulated   Shareholders'
                             Shares    Amount      Capital        Deficit       Deficit
                           ---------   -------   -----------    -----------   --------------
Balances at May 31, 1999     893,575   $   893   $ 8,615,770   $ (8,913,520)  $    (296,857)

   Net (loss)                     --        --            --     (1,545,271)     (1,545,271)
                                                               ------------   -------------

Balances at May 31, 2000     893,575       893     8,615,770    (10,458,791)     (1,842,128)

   Convertible note           25,000        25        29,975             --          30,000
   Reduction of accrued
      compensation           327,258       327       302,822             --         303,149

   Net (loss)                     --        --            --        (94,816)        (94,816)
                          ----------   -------   -----------   ------------   -------------

 Balance at May 31, 2001   1,245,833   $ 1,245   $ 8,948,567   $(10,553,607)  $  (1,603,795)
                          ==========   =======   ===========   ============   =============

(1) Reflects a 12 to 1 reverse split of the common stock, effective on June 20, 2002

                 See accompanying notes to financial statements

                                 NVCN CORPORATON
                         (FORMERLY NOVACON CORPORATION)
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MAY 31, 2001, AND 2000

                                                                                      2001          2000
                                                                                   ---------   -------------
Cash flows from operating activities:
   Net (loss)                                                                      $ (94,816)  $  (1,545,271)
      Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Cash included in assets given up for reduction in compensation payable       (3,294)             --
         Depreciation                                                                     --           1,980
   (Increase) decrease in assets:
      Accounts receivable                                                                 --           6,709
      Inventory                                                                           --          (9,587)
      Other current assets                                                                --           6,419
   Increase (decrease) in liabilities:
      Accounts payable                                                                15,300             749
      Accrued compensation                                                                --         120,000
      Accrued litigation settlement                                                       --       1,344,582
      Accrued interest                                                                79,516          12,571
                                                                                   ---------   -------------
         Net cash used in operating activities                                        (3,294)        (61,848)
                                                                                   ---------   -------------
Cash flows from investing activities:
      Purchase of property and equipment                                                  --          (1,053)
         Net cash used in investing activities                                            --          (1,053)

Cash flows from financing activities:
   Increase (decrease) in checks drawn in Excess of available funds                       --          (3,258)
   Repayment of notes payable                                                             --          (5,547)
   Note payable                                                                           --          75,000
                                                                                   ---------   -------------
   Net cash provided by financing activities                                              --          66,195
                                                                                   ---------   -------------

Increase (decrease) in cash                                                           (3,294)          3,294

Cash - beginning of year                                                               3,294              --
                                                                                   ---------   -------------

Cash - end of year                                                                 $      --   $       3,294
                                                                                   =========   =============

                                 NVCN CORPORATON
                         (FORMERLY NOVACON CORPORATION)
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MAY 31, 2001, AND 2000
                                   (CONTINUED)

                                                           2001       2000
                                                        ---------   -------
Supplemental schedule of cash flow information:
   25,000 shares at $1.20 per share issued for
   conversion of note payable                           $  30,000   $    --
                                                        =========   =======

Reduction of accrued compensation liabilities
   in exchange for assets of $ 89,562 existing
   at May 31, 2000 and issuance of 327,258 shares       $ 392,711   $    --
                                                        =========   =======

   Interest paid                                        $      --   $ 1,493
                                                        =========   -------

   Income taxes paid                                    $      --   $    --
                                                        =========   =======

                 See accompanying notes to financial statements

                                 NVCN CORPORATON
                         (FORMERLY NOVACON CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1:     DESCRIPTION OF BUSINESS

NVCN Corporation, a Delaware corporation ("Company"), was incorporated in the State of Delaware on April 20, 1981, with the name Cardio-Pace Medical, Inc. On November 24, 1987, the Company's name was changed to Novacon Corporation, and on February 20, 2001, the name was changed to NVCN Corporation.

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

The decision by the management of the Company to discontinue its medical products business was based on claims asserted against the Company in 1999, by I-Flow Corporation ("I-Flow"), which claimed in litigation against the Company that the Company's products infringed proprietary rights claimed by I-Flow. The I-Flow litigation resulted in a final judgment being entered against the Company on May 26, 2000, in the amount of $1,344,582. The judgment also enjoins the Company from further sales of infringing products.

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

NOTE 2:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation
------------

The accompanying financial statements reflect all share data based on the 1 for 12 reverse stock split.

During the year ended May 31, 2001, the Company satisfied accrued compensation to an officers/shareholders totaling $392,711 in exchange for assets totaling $89,562 and issuance of 327,258 shares of the Company's common stock

Going Concern
-------------

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. This matter raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company intends to pursue acquisitions of various business opportunities that, in the opinion of management, will provide a profit to the Company; however, the Company does not have the working capital to be successful in this effort or to service its debt. These factors raise substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy that it believes will accomplish this objective through additional equity funding which will enable the Company to operate for the coming year. There is no guarantee that additional funding will be obtained or that the Company will be successful in it funding efforts or acquiring any profitable business opportunities.

Loss Per Share
--------------

Loss per share amounts are computed based on the weighted average number of shares actually outstanding. The net loss per share amounts are computed using the weighted average number of common shares outstanding divided by the loss for the respective period.

Estimates and Assumptions
-------------------------

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Statement of Cash Flows
-----------------------

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Income Taxes
------------

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

Financial Instruments
---------------------

The carrying amounts of financial instruments, including accounts payable, are considered by management to be their estimated fair values.

Financial and Concentrations Risk
---------------------------------

The Company does not have any concentration or related financial credit risk.

Revenue Recognition
-------------------

Revenue will be recognized on the sale and delivery of a product or the completion of a service provided. The Company had no revenue for fiscal year ended May 31, 2001.

Advertising and Market Development
----------------------------------

The Company will expense advertising and market development costs as incurred. The Company had no advertising and marketing expenses for fiscal year ended May 31, 2001.

NOTE 3:     RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 "Fair Value Measurements" ("SFAS No. 157"). The Company is currently assessing the impact that SFAS No. 159 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements", which is an amendment of Accounting Research Bulletin ("ARB") No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." This statement replaces FASB Statement No. 141, "Business Combinations." This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

NOTE 4:     PATENT INFRINGEMENT LAWSUIT

On July 24, 1999, the Company was served with a patent infringement lawsuit. The lawsuit was brought by I-Flow Corporation (I-Flow), which claimed the Company's product sales had infringed two of I-Flow's patents. The Company did not have the resources available to defend the lawsuit and as a result, I-Flow obtained summary judgment against the Company by default on May 26, 2000, pursuant to which the Company was ordered to pay $1,344,582 in damages, attorneys' fees, and interest, and further ordered to cease sales of its drug infusion pumps in the United States. The Company is also required to pay interest at the legal rate on the amount of damages.

On October 13, 2000, the Company and I-Flow entered into a settlement agreement whereby the Company agreed to pay $144,000 and issue approximately 500,000 post-acquisition shares of the Company to I-Flow, simultaneously with a proposed transaction with YourNet, Inc. ("YourNet").

The I-Flow settlement became null and void when the acquisition of YourNet and the settlement were not completed by December 31, 2000.

NOTE 5:     INCOME TAXES

For financial statement purposes, no tax benefit has been reported for 2001 as realization of the tax benefits is uncertain. Accordingly, a valuation allowance has been established for the full amount for the deferred tax asset.

At May 31, 2001, for the years indicated, the Company had approximate net operating loss (NOL) carryforwards as follows for income tax purposes:

Carryforward Expires   Net Operating Loss
      May 31,            Carryforwards
--------------------   ------------------
        2004               $    83,000
        2005                   763,000
        2007                    46,000
        2011                    95,000
        2012                   133,000
        2018                    41,000
        2019                    36,000
        2020                    70,000
        2021                    22,000
        2022                    24,000
        2023                    10,000
                           -----------

         Total             $ 1,323,000
                           ===========

The utilization of the carryforwards is dependent upon the Company's ability to generate sufficient taxable income during the carryforward period. In addition, utilization of these carryforwards may be limited due to ownership changes as defined in the Internal Revenue Code.

The litigation liability of $1,344,000, recorded in the fiscal year ended May 31, 2000, and not paid as of May 31, 2001, is not included in the above calculation

NOTE 6:     COMMITMENTS AND CONTINGENCIES

The Company entered into an agreement with their stock transfer agent to provide services for 36 months commencing January 2004 at the cost of $625 per month. This agreement was part of a settlement agreement. See "Note 8 Subsequent Events."

NOTE 7:     SUBSEQUENT EVENTS

An officer-director in 2002 made a $15,000, interest bearing unsecured demand loan to the Company, to provide funds to pay outstanding Company expenses due to a former officer and former legal counsel of the Company

In December 2003, the Company executed an agreement with their stock transfer agent to settle all past outstanding obligations for $ 8,000. The payment was subsequently made in January 2004 per the terms of the agreement. As part of the settlement, the Company entered into an agreement to retain the stock transfer agent through December 2006 at the mutually agreed rate of $625 per month.

Minnesota Statutes Sections 336.2-725 and 541.05, state that any action for any breach of contract or product defect claim, respectively, must be commenced within four years of the date that the cause of action arose. These statues of limitation effectively bar a creditor from bringing legal action against the Company for transactions beyond the four-year limit. For this reason, and since the Company has not conducted business for over four years, management of the Company believes that all liabilities of the Company other than the I-Flow patent infringement judgment and the note payable to a related party are time barred. The Company has accounted for previously outstanding and previously potential liabilities accordingly.

When the statute of limitation has expired for any liability, the Company will remove that liability from the books of the Company and apply any gain or loss to paid-in capital. On the basis of the foregoing, the following liabilities will be eliminated on or before May 31, 2004:

Accounts Payable                     $  43,716
Accrued Interest                        58,190
Notes Payable- Related parties          89,269
                                     ---------

   Total Liabilities Eliminated:     $ 191,175
                                     =========

                                  EXHIBIT INDEX

Number                                 Description
------                                 -----------
3.1      Certificate of Incorporation (incorporated by reference to a document previously filed with the SEC).

3.2      Amended and Restated Certificate of Incorporation, dated February 15,
         2001 (incorporated by reference to Exhibit 3.2 of the Form 10-QSB for the periods ended on February 28, 2001, filed on ).

3.3 Amended and Restated Bylaws, dated February 15, 2001 (incorporated by reference to Exhibit 3.2 of the Form 10-QSB for the periods ended
         February 28, 2001, filed on  ).

31       Rule 13a-14(a)/15d-14(a) Certification of Gary Borglund (see below).

32       Section 1350 Certification of Gary Borglund (see below).