Form 10QSB
period 2001-11-30
NVCN CORP
filed 2008-03-18
CIK 740571

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER: 0-13187

                                NVCN CORPORATION
              ---------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                 DELAWARE                                    13-3074570
     --------------------------------------------        -------------------
    (State or Other Jurisdiction of Incorporation         (I.R.S. Employer
                    or Organization)                     Identification No.)

    1800 Wooddale Drive, Suite 208, Woodbury, Minnesota             55125
    ---------------------------------------------------            --------
          (Address of Principal Executive Offices)                (Zip Code)

                                 (651) 452-1606
                          -----------------------------
                         (Registrant's Telephone Number)

                                Novacon Corporation.
               ---------------------------------------------------
              (Former Name, Former Address, and Former Fiscal Year,
                          if Changed Since Last Report)

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

      As of November 30, 2001, the Registrant had 1,248,334 shares of common stock issued and outstanding.

      Transitional Small Business Disclosure Format (check one): Yes [ ] No [X].

                                TABLE OF CONTENTS

                                                                            PAGE
PART I - FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

      BALANCE SHEET AS OF NOVEMBER 30, 2001 .............................     3

      STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
      NOVEMBER 30, 2001 AND NOVEMBER 30, 2000 ...........................     4

      STATEMENTS OF CASH FLOWS FOR THREE MONTHS ENDED
      NOVEMBER 30, 2001 AND NOVEMBER 30, 2000 ...........................     5

      NOTES TO FINANCIAL STATEMENTS .....................................     6

   ITEM 2. PLAN OF OPERATION ............................................     9

   ITEM 3. CONTROLS AND PROCEDURES ......................................    13

PART II - OTHER INFORMATION

   ITEM 1. LEGAL PROCEEDINGS ............................................    14

   ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS ..    14

   ITEM 3. DEFAULTS UPON SENIOR SECURITIES ..............................    14

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..........    14

   ITEM 5. OTHER INFORMATION ............................................    14

   ITEM 6. EXHIBITS .....................................................    14

SIGNATURES ..............................................................    15

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                NVCN CORPORATION
                                  BALANCE SHEET
                                NOVEMBER 30, 2001
                                   (UNAUDITED)

                                     ASSETS
Total Assets                                                       $          0
                                                                   ============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts Payable and Accrued Expenses                           $     59,016
   Accrued Interest                                                     185,982
                                                                   ------------
         Total Current Liabilities                                      244,998

Long Term Liabilities
         Accrued Litigation Settlement                                1,344,582
         Notes Payable- Related Parties                                  89,269
                                                                   ------------
         Total Long Term Liabilities                                  1,433,851

Total Liabilities                                                     1,678,849
                                                                   ------------
Stockholders' Deficit
   Common Stock, $0.001 Par Value;
      Authorized 50,000,000 shares;
      Issued and Outstanding 1,248,334 Shares                             1,248
   Preferred stock, $0.01 par value
        authorized 10,000,000 shares;
         issued and outstanding; none                                        --
   Additional Paid-In Capital                                         8,948,564
   Retained Earnings (Deficit)                                      (10,628,661)
                                                                   ------------

         Total Stockholders' Deficit                                 (1,678,849)
                                                                   ------------

                                                                   $          0
                                                                   ============

           See accompanying notes to consolidated financial statements

                                NVCN CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                        NOVEMBER 30               NOVEMBER 30
                                                     2001         2000        2001         2000
                                                  ----------   ---------   ----------   -----------
Sales                                             $       --   $      --   $       --   $        --
Cost of Sales                                             --          --           --            --
                                                  ----------   ---------   ----------   -----------
   Gross Profit (Loss)                                    --          --           --            --
Selling, General, and Administrative Expenses         25,761      23,530       51,523        62,360
Net Income (Loss) Before Income Taxes                (25,761)    (23,530)     (51,523)      (62,360)
Income Tax Expense (Benefit)                              --         --            --            --
                                                  ----------   ---------   ----------   -----------
   Net Income (Loss) from
   Continuing Operations                             (25,761)    (23,530)     (51,523)      (62,360)

   Net Income (Loss)                              $  (25,761)  $ (23,530)     (51,523)      (62,360)
                                                  ==========   =========   ----------   -----------
Basic and Diluted Loss Per Common Share
   Net Income (Loss)                              $    (0.02)  $   (0.02)  $    (0.04)  $     (0.05)
                                                  ----------   =========   ----------   -----------
Weighted Average Number of Common Shares
   Used to Compute Net Income (Loss) per
   Weighted Average Share                          1,248,334     893,575    1,248,334     1,248,334
                                                  ==========   =========   ----------   -----------

           See accompanying notes to consolidated financial statements

                                NVCN CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                    NOVEMBER 31,
                                                                 2001         2000
                                                               ---------   ----------
Operating Activities
   Net Income (Loss) Before Extraordinary Item                 $ (51,523)  $  (62,360)
   Adjustments to Reconcile Net (Loss) to Net Cash
     (Required) by Operating Activities:

        Accounts payable                                         51,5233       62,360

          Net Cash Required by
            Operating Activities                                       0            0
                                                               ---------   ----------
Investing Activities:
   Cash given in consideration with
   stock and other assets for the reduction
   of accrued compensation liabilities                                 0       (3,294)

          Net Cash Required by
            Investing Activities                                       0       (3,294)
                                                               ---------   ----------
Financing Activities:
          Net Cash Provided by
            Financing Activities                                       0            0
                                                               ---------   ----------

Increase (Decrease) in Cash and  Cash Equivalents                      0            0

Cash and Cash Equivalents at Beginning Of Period                       0            0
                                                               ---------   ----------

Cash and Cash Equivalents at End of  Period                    $       0            0
                                                               =========   ----------

Supplemental schedules of cash flow information:
   25,00 shares of common stock issued
     for conversion of note payable                                   --   $   30,000

   Elimination of accrued compensation liabilities
   In exchange for all assets existing as of May 31, 2000             --      392,711

   Interest paid                                                      --           --
   Income Taxes paid                                                  --           --

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

INTERIM FINANCIAL STATEMENTS.

The interim financial statements included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for the fiscal year ending May 31,2002. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2001

NOTE 2:     CRITICAL ACCOUNTING POLICIES

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

NOTE 3:     GOING CONCERN CONSIDERATIONS

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $25,761 for the three months ending November 30, 2001 and $ 51,523 for the six months ending the same period. As of November 30, 2001, the Company reported an accumulated deficit of $10,628,661. The industry in which the Company operates is very dynamic and extremely competitive. The Company's ability to generate net income and positive cash flows is dependent on the ability to continue to increase sales while reducing operating costs, as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. As of November 30, 2001, these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

On the basis of the foregoing, the following liabilities will be eliminated on or before May 31, 2004:

Accounts Payable                  $   43,716
Accrued Interest                      58,190
Notes Payable- Related parties        89,269
                                  ----------
Total Liabilities Eliminated:     $  191,175
                                  ==========

ITEM 2. PLAN OF OPERATION.

      The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES.

      The Registrant's has a working capital deficit of $ 244,998. Since the Registrant has no operations or plans for such, and because its administrative expenses are minimal, it believes it has sufficient capital to fund its needs as it evaluates any options for future business opportunities.

      To meet existing operating expenses, the Registrant raises funds on an as needed basis. By doing so the Registrant maximizes its ability to continue its operations as it has no other means of revenue.

CAPITAL EXPENDITURES.

      There were no capital expenditures during the quarter ended November 30, 2001.

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

      The Registrant has incurred net losses: $25,761 for both the three month and $ 51,523 for the six months periods ended November 30, 2001, compared to $ 23,530 for the three month period and $ 62,360 for the six months period ended November 30, 2000. At November 30, 2001, the Registrant had an accumulated deficit of $10,628,661. This raises substantial doubt about the Registrant's ability to continue as a going concern.

(B)   NEED FOR ADDITIONAL FINANCING MAY AFFECT OPERATIONS AND PLAN OF BUSINESS.

      While the Registrant's management believes it will be successful in arranging adequate lines of equity or debt financing to implement a new business for the company, there is no assurance of that occurring. The Registrant's continued operations therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. The Registrant estimates that it will need to raise up to $500,000 or more over the next twelve months for such purposes. However, adequate funds may not be available when needed or may not be available on favorable terms to the Registrant. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's business plan. The Registrant's independent accountant audit report included in the Form 10-KSB for the fiscal year ended November 30, 2000 includes a substantial doubt paragraph regarding the Registrant's ability to continue as a going concern.

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