Form 10QSB
period 2002-11-30
NVCN CORP
filed 2008-03-18
CIK 740571

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2002

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

                                NVCN Corporation
              -----------------------------------------------------
              (Former Name, Former Address, and Former Fiscal Year,
                         if Changed Since Last Report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [ ] No [X].

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ].

         As of November 30, 2002, the Registrant had 1,248,334 shares of common stock issued and outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X].

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE

         ITEM 1.  FINANCIAL STATEMENTS

                  BALANCE SHEET AS OF
                  NOVEMBER 30, 2002..........................................3

                  STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED
                  NOVEMBER 30, 2002 AND NOVEMBER 30, 2001....................4

                  STATEMENTS OF CASH FLOWS
                  FOR THREE MONTHS ENDED
                  NOVEMBER 30, 2002 AND NOVEMBER 30, 2001....................5

                  NOTES TO FINANCIAL STATEMENTS..............................6

         ITEM 2.  PLAN OF OPERATION..........................................9

         ITEM 3.  CONTROLS AND PROCEDURES...................................13

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS.........................................14

         ITEM 2.  UNREGISTERED SALES OF EQUITY
                  SECURITIES AND USE OF PROCEEDS............................14

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...........................14

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS.......................................14

         ITEM 5.  OTHER INFORMATION.........................................14

         ITEM 6.  EXHIBITS..................................................14

SIGNATURES..................................................................15

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                NVCN CORPORATION
                                  BALANCE SHEET
                                NOVEMBER 30, 2002
                                   (UNAUDITED)

                              ASSETS

Total Assets                                                       $          0
                                                                   ============

                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts Payable and Accrued Expenses                           $     62,016
   Accrued Interest                                                     290,157
                                                                   ------------

       Total Current Liabilities                                        352,173

Long Term Liabilities
       Accrued Litigation Settlement                                  1,344,582
       Notes Payable- Related Parties                                   104,269
                                                                   ------------
       Total Long Term Liabilities                                    1,448,851

Total Liabilities                                                     1,801,024
                                                                   ------------

Stockholders' Deficit
   Common Stock, $0.001 Par Value;
     Authorized 50,000,000 shares;
     Issued and Outstanding 1,248,334 Shares                              1,248
   Preferred stock, $0.01 par value
       authorized 10,000,000 shares;
        issued and outstanding; none                                         --
   Additional Paid-In Capital                                         8,948,564
   Retained Earnings (Deficit)                                      (10,750,836)
                                                                   ------------

       Total Stockholders' Deficit                                   (1,801,024)
                                                                   ------------

                                                                   $          0
                                                                   ============

           See accompanying notes to consolidated financial statements

                                NVCN CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                          NOVEMBER 30,                      NOVEMBER 30,
                                                      2002            2001              2002             2001
                                                  -----------      -----------      -----------      -----------
Sales                                             $        --      $        --      $        --      $        --

Cost of Sales                                              --               --               --               --
                                                  -----------      -----------      -----------      -----------
       Gross Profit (Loss)                                 --               --               --               --

Selling, General, and Administrative Expenses          26,136           25,761           52,273           51,523

Net Income (Loss) Before Income Taxes                 (26,136)         (25,761)         (52,273)         (51,523)

Income Tax Expense (Benefit)                               --               --               --               --
                                                  -----------      -----------      -----------      -----------

       Net Income (Loss) from
       Continuing Operations                          (26,136)         (25,761)         (52,273)         (51,523)

       Net Income (Loss)                          $   (26,136)     $   (25,761)     $   (52,273)     $   (51,523)
                                                  ===========      ===========      ===========      ===========

Basic and Diluted Loss Per Common Share
       Net Income (Loss)                          $     (0.02)     $      0.02)     $     (0.04)     $     (0.04)
                                                  ===========      ===========      ===========      ===========

Weighted Average Number of Common Shares
    Used to Compute Net Income (Loss) per
    Weighted Average Share                          1,248,334          893,575        1,248,334          893,575
                                                  ===========      ===========      ===========      ===========

           See accompanying notes to consolidated financial statements

                                NVCN CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          SIX MONTHS ENDED
                                                             NOVEMBER 31,
                                                         2002          2001
                                                       --------      --------
Operating Activities
   Net Income (Loss) Before Extraordinary Item         $(52,273)     $(51,523)
   Adjustments to Reconcile Net (Loss) to Net Cash
     (Required) by Operating Activities:

        Accounts payable                                 52,273        51,523

         Net Cash Required by
           Operating Activities                               0             0
                                                       --------      --------

Investing Activities:
   Cash given in consideration with
    stock and other assets for the reduction
     of accrued compensation liabilities                      0             0

         Net Cash Required by
           Investing Activities                               0             0
                                                       --------      --------

Financing Activities:

         Net Cash Provided by
           Financing Activities                               0             0
                                                       --------      --------

Increase (Decrease) in Cash and  Cash Equivalents             0             0
                                                       --------      --------

Cash and Cash Equivalents at Beginning Of Period              0             0
                                                       --------      --------

Cash and Cash Equivalents at End of  Period            $      0      $      0
                                                       ========      ========

Supplemental schedules of cash flow information:
      Interest paid                                          --            --
      Income Taxes paid                                      --            --

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

INTERIM FINANCIAL STATEMENTS.

The interim financial statements included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2003. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2002

NOTE 2:  CRITICAL ACCOUNTING POLICIES

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

NOTE 3:  GOING CONCERN CONSIDERATIONS

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $26,136 for the three months ending November 30, 2002 and $ 52,273 for the six months ending the same period. As of November 30, 2002, the Company reported an accumulated deficit of $10,750,836. The industry in which the Company operates is very dynamic and extremely competitive. The Company's ability to generate net income and positive cash flows is dependent on the ability to continue to increase sales while reducing operating costs, as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. As of November 30, 2002, these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

LIQUIDITY AND CAPITAL RESOURCES.

         The Registrant's has a working capital deficit of $ 352,173. Since the Registrant has no operations or plans for such, and because its administrative expenses are minimal, it believes it has sufficient capital to fund its needs as it evaluates any options for future business opportunities.

         To meet existing operating expenses, the Registrant raises funds on an as needed basis. By doing so the Registrant maximizes its ability to continue its operations as it has no other means of revenue.

CAPITAL EXPENDITURES.

         There were no capital expenditures during the quarter ended November 30, 2002.

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

         The Registrant has incurred net losses: $26,136 for the three month and $ 52,273 for the six months periods ended November 30, 2002, compared to $25,7611 for the three month period and $ 51,523 for the six months period ended November 30, 2000. At November 30, 2002, the Registrant had an accumulated deficit of $10,750,836. This raises substantial doubt about the Registrant's ability to continue as a going concern.

(B)      NEED FOR ADDITIONAL FINANCING MAY AFFECT OPERATIONS AND PLAN OF
BUSINESS.

         While the Registrant's management believes it will be successful in arranging adequate lines of equity or debt financing to implement a new business for the company, there is no assurance of that occurring. The Registrant's continued operations therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. The Registrant estimates that it will need to raise up to $500,000 or more over the next twelve months for such purposes. However, adequate funds may not be available when needed or may not be available on favorable terms to the Registrant. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's business plan. The Registrant's independent accountant audit report included in the Form 10-KSB for the fiscal year ended May 31, 2002 includes a substantial doubt paragraph regarding the Registrant's ability to continue as a going concern.

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

                                        NVCN CORPORATION.


Dated:  March 18, 2008                  By: /s/ Gary Borglund
                                                -------------
                                                Gary Borglund,
                                                Principal Executive Officer
                                                and Principal Financial Officer

                                  EXHIBIT INDEX

NUMBER            DESCRIPTION
------            -----------
  31              RULE 13a-14(a)/15d-14(a) CERTIFICATION
  32              SECTION 1350 CERTIFICATION