Form 10KSB
period 2002-05-31
NVCN CORP
filed 2008-03-19
CIK 740571

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-KSB

                                ----------------
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER: 0-13187

                               NVCN CORPORATION
                           ---------------------------
                         (FORMERLY NOVACON CORPORATION)
             (Exact name of Registrant as Specified in Its Charter)

                    Delaware                                  13-3074570
        ---------------------------------                    ------------
         (State or Other Jurisdiction of                  (I.R.S. Employer
        of Incorporation or Organization)                Identification No.)

1800 Wooddale Drive, Suite 208, Woodbury, Minnesota             55125
---------------------------------------------------            -------
     (Address of Principal Executive Offices)                 (Zip Code)

                  Registrant's telephone number: (651) 452-1606
                                                 --------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 Par Value
                         ------------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [ ] No [X] .

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

         The Registrant's revenues for the fiscal year ended May 31, 2002 were zero. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 1, 2004: $20,101. As of August 1, 2004, the Registrant had 1,248,334 shares of common stock issued and outstanding.

   Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X].

================================================================================

                                TABLE OF CONTENTS

PART I.
                                                                            PAGE

   ITEM 1.  DESCRIPTION OF BUSINESS .........................................  3

   ITEM 2.  DESCRIPTION OF PROPERTY .........................................  4

   ITEM 3.  LEGAL PROCEEDINGS ...............................................  4

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............  5

PART II.

   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ........  6

   ITEM 6.  PLAN OF OPERATION ...............................................  6

   ITEM 7.  FINANCIAL STATEMENTS ............................................ 12

   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE .......................... 12

PART III.

   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
            AND CONTROL PERSONS; COMPLIANCE WITH
            SECTION 16(A) OF THE EXCHANGE ACT ............................... 14

   ITEM 10.  EXECUTIVE COMPENSATION ......................................... 15

   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT, AND RELATED
             STOCKHOLDER MATTERS ............................................ 15

   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................. 16

   ITEM 13.  EXHIBITS ....................................................... 16

SIGNATURE ................................................................... 17

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

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on May 31, 2002


                                                           HIGH        LOW
                                                          ------      -----
Quarter Ended May 31, 2002                                 0.006      0.002
Quarter Ended February 28, 2002                            0.015      0.003
Quarter Ended November 30, 2001                            0.01       0.004
Quarter Ended August 31, 2001                              0.02        0.01

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on May 31, 2001


                                                           HIGH        LOW
                                                          ------      -----
Quarter Ended May 31, 2001                                 0.035      0.015
Quarter Ended February 28, 2001                            0.085       0.03
Quarter Ended November 30, 2000                            0.18       0.045
Quarter Ended August 31, 2000                              0.03       0.012

HOLDERS OF COMMON EQUITY.

         As of May 31, 2002, the Registrant had approximately 1,133 shareholders of record.

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

SALES OF UNREGISTERED SECURITIES.

        The Registrant made no sales of unregistered (restricted) securities during the fiscal year ended on May 31, 2002.

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

CAPITAL EXPENDITURES.

         There were no capital expenditures during the fiscal year ended May 31, 2002.

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

         The Registrant has incurred net losses: $94,816 for the fiscal year ended May 31, 2001 and $144,955 for the fiscal year ended May 31, 2002. The Registrant's current liabilities exceed its current assets by $1,603,795 as of May 31, 2001 and $1,748,750 as of May 31, 2002. At May 31, 2002, the Registrant
had an accumulated deficit of $10,698,562. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

(D) POTENTIAL CONFLICTS OF INTEREST MAY AFFECT ABILITY OF OFFICERS AND DIRECTORS TO MAKE DECISIONS IN THE BEST INTERESTS OF REGISTRANT.

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

(E) LIMITATIONS ON LIABILITY, AND INDEMNIFICATION, OF DIRECTORS AND OFFICERS MAY RESULT IN EXPENDITURES BY REGISTRANT.

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

(F)      ABSENCE OF CASH DIVIDENDS MAY AFFECT INVESTMENT VALUE OF REGISTRANT'S
         STOCK.

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

(G) NON-CUMULATIVE VOTING MAY AFFECT ABILITY OF SOME SHAREHOLDERS TO INFLUENCE MANGEMENT OF REGISTRANT.

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

(I)      FAILURE TO MAINTAIN MARKET MAKERS MAY AFFECT VALUE OF REGISTRANT'S
         STOCK.

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

(J) SALE OF SHARES ELIGIBLE FOR FUTURE SALE COULD ADVERSELY AFFECT THE MARKET PRICE.

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

FORWARD LOOKING STATEMENTS.

         The foregoing plan of operation contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to the Registrant's estimates as to the adequacy of its capital resources, its need and ability to obtain additional financing, the need for additional sales and support staff, its operating losses and negative cash flow, and its critical accounting policies. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above. These forward-looking statements speak only as of the date hereof. The Registrant expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7.  FINANCIAL STATEMENTS.

         Financial statements as of and for the year ended May 31, 2002, and for the year ended May 31, 2001, are presented in a separate section of this report following Item 13.

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

         (c) Effective on March 2, 2008, the firm of Gruber & Company, LLC., was engaged to serve as the new principal accountant to audit the Registrant's financial statements. The decision to retain this accountant was approved by the Registrant's board of directors. During the fiscal years ended May 31, 2001 and 2000, and the subsequent period prior to engaging this accountant, neither the Registrant (nor someone on its behalf) consulted the newly engaged accountant regarding any matter.

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

DIRECTOR AND EXECUTIVE OFFICER.

GARY L. BORGLUND, DIRECTOR.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT.

         Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of any class of the Registrant's equity securities to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors and beneficial owners of more than 10% of any class of the Registrant's equity securities are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16a-3(d) during fiscal 2002, and certain written representations from executive officers and directors, the Registrant is unaware of any required reports that have not been timely filed.

ITEM 10.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

=========================================================================================================================
                                     ANNUAL COMPENSATION                        LONG-TERM COMPENSATION
=========================================================================================================================
                                                                             AWARDS              PAYOUTS
                                                                    -------------------------    -------
                                                                                  SECURITIES
                                                                                    UNDER-
                                                        OTHER       RESTRICTED      LYING                         ALL
 NAME AND                                               ANNUAL        STOCK        OPTIONS/       LTIP           OTHER
 PRINCIPAL            YEAR      SALARY     BONUS     COMPENSATION     AWARD(S)       SARS        PAYOUTS     COMPENSATION
 POSITION                        ($)        ($)         ($)            ($)           (#)           ($)         ($)(1)
=========================================================================================================================
Gary Borglund,        2002          --           --          --            --             --           --            --
President (1)
=========================================================================================================================
                      2002          --           --          --            --             --           --            --
David Lang, CEO/CFO   2001     $75,000           --          --            --             --           --            --
(2)                   2000     $75,000           --          --            --             --           --            --
=========================================================================================================================

------------
(1)  Mr. Lang resigned as an officer and director on January 27, 2002.

(2)  Mr. Borglund was appointed a director and president on January 27, 2002.

         There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date as there is no existing plan provided for or contributed to by the Registrant. In addition, no remuneration is proposed to be paid in the future directly or indirectly by the Registrant to any officer or director since there no existing plan as of May 31, 2002 which provides for such payment.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of August 1, 2004 (1,248,371 (1) issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Registrant, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

---------------------- ---------------------------------- --------------------------------- -------------------------

   TITLE OF CLASS       NAME AND ADDRESS OF BENEFICIAL    AMOUNT AND NATURE OF BENEFICIAL       PERCENT OF CLASS
                                     OWNER                           OWNER (2)
---------------------- ---------------------------------- --------------------------------- -------------------------
                             David P. Lang, 5451
       Common               Hilltop Avenue, Lake
        Stock               Elmo, Minnesota 55042                     243,925                         19.54%
---------------------- ---------------------------------- --------------------------------- -------------------------
                             John D. Lang, 5451
       Common               Hilltop Avenue, Lake
        Stock               Elmo, Minnesota 55042                      83,334                          6.67%
---------------------- ---------------------------------- --------------------------------- -------------------------

---------------------- ---------------------------------- --------------------------------- -------------------------

   TITLE OF CLASS       NAME AND ADDRESS OF BENEFICIAL    AMOUNT AND NATURE OF BENEFICIAL       PERCENT OF CLASS
                                     OWNER                           OWNER (2)
---------------------- ---------------------------------- --------------------------------- -------------------------
                        Gary L. Borglund, 2535 Pilot
    Common Stock        Knob Road, Suite 118, Mendota
                          Heights, Minnesota 55120                          0                          0.00%
---------------------- ---------------------------------- --------------------------------- -------------------------
                         Shares of all directors and
    Common Stock          executive officers as a
                             group (1 person)                               0                          0.00%
---------------------- ---------------------------------- --------------------------------- -------------------------

------------
(1) Reflects a 12 to 1 reverse split of the common stock, effective on June 20, 2002

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

         (a) In November 1999, the Company approved the issuance of 2,927,096 and 1,000,000 shares of Common Stock to David P. Lang and John D. Lang, respectively, in partial satisfaction of then accrued, but unpaid salaries, of $78,760 and $26,500. On the date of Board approval action, the directors deemed the fair market value of the Company's Common Stock to be $0.0265 per share. The shares were issued during November 2000. David P. Lang and John D. Lang are, respectively, father and son.

         (b) Beginning in January 2002, the Registrant has been provided office space without cost by the president of the company.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS.

         Exhibits included or incorporated by reference herein are set forth under the Exhibit Index.

REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed in the fourth quarter of the fiscal year ended on May 31, 2002.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NVCN CORPORATION


Dated:  March 18, 2008            By: /s/  Gary Borglund
                                      ------------------------------------------
                                      Gary Borglund, Principal Executive Officer
                                      and Principal Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


         Signature                    Title                      Date
-------------------------- -------------------------- --------------------------

/s/  Gary Borglund         President (principal              March 18, 2008
-------------------------  financial and accounting
Gary Borglund              officer)/Director

                              GRUBER & COMPANY, LLC

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
NVCN Corporation
Mendota Heights, Minnesota

We have audited the accompanying balance sheets of NVCN Corporation as of May 31, 2002, and the related statements of operations, shareholders' deficit and cash flows for the years ended May 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NVCN Corporation as of May 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's recurring losses, negative cash flow from operations and net working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The May 31, 2002 and 2001 financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Gruber & Company, LLC
Gruber & Company, LLC
Lake Saint Louis, Missouri
March 15, 2008

                                 NVCN CORPORATON
                         (FORMERLY NOVACON CORPORATION)
                                  BALANCE SHEET
                                  MAY 31, 2002


                                     ASSETS

Total assets                                                       $         --
                                                                   ------------


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
         Accounts payable                                          $     62,016
         Accrued interest                                               237,883
         Notes payable - related parties                                104,269
         Accrued litigation settlement (Note 5)                       1,344,582
                                                                   ------------

           Total current liabilities                                  1,748,750
                                                                   ------------

Long-term liabilities                                                       --
Shareholders' deficit
     Common stock,
          $0.001 par value; 50,000,000 shares authorized
          1,248,334 shares issued and outstanding                         1,248
      Paid-in capital                                                 8,948,564
      Preferred stock, $0.01 par value
       authorized 10,000,000 shares;
       issued and outstanding; none                                          --
Accumulated deficit                                                 (10,698,562)
                                                                   ------------

         Total shareholders' deficit                                 (1,748,750)
                                                                   ------------

         Total liabilities and shareholders' deficit               $         --
                                                                   ============






                 See accompanying notes to financial statements

                                 NVCN CORPORATON
                         (FORMERLY NOVACON CORPORATION)
                            STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED MAY 31, 2002 AND 2001


                                                       2002             2001
                                                   -----------      -----------
Net sales                                          $        --      $        --
                                                   -----------      -----------

          Gross profit                                      --               --

General and administrative expense                      18,000           15,300
Interest expense                                       126,955           79,516
                                                   -----------      -----------
                                                       144,955           94,816
                                                   -----------      -----------

          Net Loss                                    (144,955)         (94,816)

Provision for Income Taxes                                  --               --
                                                   -----------      -----------

          Net (loss)                                  (144,955)         (94,816)
                                                   -----------      -----------

Net (loss) per share                               $     (0.11)     $     (0.08)
                                                   -----------      -----------

Weighted average number of shares outstanding        1,248,334        1,182,743
                                                   ===========      ===========






















                 See accompanying notes to financial statements

                                 NVCN CORPORATON
                         (FORMERLY NOVACON CORPORATION)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE YEARS ENDED MAY 31, 2002 AND 2001

                                        COMMON STOCK
                               ---------------------------------      ADDITIONAL                             TOTAL
                                   NUMBER              $0.001          PAID-IN        ACCUMULATED        SHAREHOLDERS'
                                   SHARES              AMOUNT          CAPITAL          DEFICIT            DEFICIT
                                ------------        ------------     ------------     ------------      ------------
Balances at
   May 31, 2000                      893,575(1)     $        893     $  8,615,770     $(10,458,791)     $ (1,842,128)

       Convertible note               25,000                  25           29,975               --            30,000

       Reduction of accrued
           compensation              329,758                 330          302,819               --           303,149

       Net (loss)                         --                  --               --          (94,816)          (94,816)
                                ------------        ------------     ------------     ------------      ------------

Balances at
   May 31, 2001                    1,248,334               1,248        8,948,564      (10,553,607)       (1,603,795)

       Net (loss)                         --                  --               --         (144,955)         (144,955)
                                ------------        ------------     ------------     ------------      ------------

Balances at
   May 31, 2002                    1,248,334        $      1,248     $  8,948,564     $(10,698,562)     $ (1,748,750)
                                ============        ============     ============     ============      ============

------------
(1) Reflects a 12 to 1 reverse split of the common stock, effective on June 20, 2002

















                 See accompanying notes to financial statements

                                 NVCN CORPORATON
                         (FORMERLY NOVACON CORPORATION)
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MAY 31, 2002, AND 2001

                                                              2002           2001
                                                           ---------      ---------
Cash flows from operating activities:

   Net (loss)                                              $(144,955)     $ (94,816)
      Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
     Cash included in assets given up for reduction
        in compensation payable                                   --         (3,294)
   Increase (decrease) in liabilities:
       Accounts payable                                        3,000         15,300
       Accrued interest                                      126,955         79,516
                                                           ---------      ---------
         Net cash used in operating activities               (15,000)        (3,294)
                                                           ---------      ---------
Cash flows from investing activities:                             --             --
                                                           ---------      ---------
Cash flows from financing activities:
   Note payable                                               15,000             --
                                                           ---------      ---------
         Net cash provided by financing activities            15,000             --
                                                           ---------      ---------
Increase (decrease) in cash                                       --         (3,294)

Cash - beginning of year                                          --          3,294
                                                           ---------      ---------

Cash - end of year                                         $      --      $      --
                                                           =========      =========


Supplemental schedule of cash flow information:
  25,000 shares at $1.20 per share issued for
     conversion of note payable                            $      --      $  30,000
                                                           =========      =========

  327,258 shares at $0.12 per share in reduction of
     accrued compensation liability                        $      --      $  39,271
                                                           =========      =========

Elimination of accrued compensation liabilities
   in exchange for all assets existing at May 31, 2000
   and above issuance of 327,258 shares                    $      --      $ 392,711
                                                           =========      =========

Interest paid                                              $      --      $      --
                                                           =========      =========

Income taxes paid                                          $      --      $      --
                                                           =========      =========

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

                                 NVCN CORPORATON
                         (FORMERLY NOVACON CORPORATION)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


During the year ended May 31, 2001, the Company satisfied accrued compensation to an officers/shareholders totaling $392,711 in exchange for assets totaling $89,562 and issuance of 327,258 shares of the Company's common stock ($0.12 per share for a total stock value of $39,571). Accordingly, the assets given up ($89,562) plus the value of the new shares issued ($39,571) deducted from the accrued compensation of $392,711 which gets eliminated was reflected as a part of paid-in capital instead of gain on extinguishment of debt totaling $263,578.

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

                                 NVCN CORPORATON
                         (FORMERLY NOVACON CORPORATION)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

Revenue Recognition
-------------------

Revenue will be recognized on the sale and delivery of a product or the completion of a service provided. The Company had no revenue for fiscal year ended May 31, 2002.

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

                                 NVCN CORPORATON
                         (FORMERLY NOVACON CORPORATION)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

NOTE 4:  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

An officer-director in 2002 made a $15,000, interest bearing unsecured demand loan to the Company, to provide funds to pay outstanding Company expenses due to a former officer and former legal counsel of the Company.

NOTE 5:  PATENT INFRINGEMENT LAWSUIT

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

                                 NVCN CORPORATON
                         (FORMERLY NOVACON CORPORATION)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

NOTE 6:  INCOME TAXES

For financial statement purposes, no tax benefit has been reported for 2002 as realization of the tax benefits is uncertain. Accordingly, a valuation allowance has been established for the full amount for the deferred tax asset.

At May 31, 2002, for the years indicated, the Company had approximate net operating loss (NOL) carryforwards as follows for income tax purposes:

         Carryforward Expires                          Net Operating Loss
                  May 31,                                 Carryforwards
                  -------                                 ------------
                    2004                                  $    83,000
                    2005                                      763,000
                    2007                                       46,000
                    2011                                       95,000
                    2012                                      133,000
                    2018                                       41,000
                    2019                                       36,000
                    2020                                       70,000
                    2021                                       22,000
                    2022                                       24,000
                    2023                                       10,000
                                                          -----------
                       Total                              $ 1,323,000
                                                          ===========

The utilization of the carryforwards is dependent upon the Company's ability to generate sufficient taxable income during the carryforward period. In addition, utilization of these carryforwards may be limited due to ownership changes as defined in the Internal Revenue Code.

The litigation liability of $1,344,582, recorded in the fiscal year ended May 31, 2000, and not paid as of May 31, 2002, is not included in the above calculation.

NOTE 7:  COMMITMENTS AND CONTINGENCIES

The Company entered into an agreement with their stock transfer agent to provide services for 36 months commencing January 2004 at the cost of $ 600 per month. This agreement was part of a settlement agreement. See "Note 8 Subsequent Events."

                                 NVCN CORPORATON
                         (FORMERLY NOVACON CORPORATION)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 8:  SUBSEQUENT EVENTS

In December 2003, the Company executed an agreement with their stock transfer agent to settle all past outstanding obligations for $8,000. The payment was subsequently made in January 2004 per the terms of the agreement. As part of the settlement, the Company entered into an agreement to retain the stock transfer agent through December 2006 at the mutually agreed rate of $600 per month.

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

When the statute of limitation has expired for any liability, the Company will remove that liability from the books of the Company and apply any gain or loss to paid-in capital. On the basis of the foregoing, the following liabilities will be eliminated on or before May 31, 2004:

                  Accounts Payable                     $   43,716
                  Accrued Interest                         58,190
                  Notes Payable- Related parties           89,269
                                                       ----------

                     Total Liabilities Eliminated:     $  191,175
                                                       ==========

                                  EXHIBIT INDEX

Number        Description
------        ------------------------------------------------------------------
3.1           Certificate of Incorporation (incorporated by reference to a document previously filed with the SEC).

3.2 Amended and Restated Certificate of Incorporation, dated February 15, 2001 (incorporated by reference to Exhibit 3.2 of the Form 10-KSB for the fiscal year ended May 31, 2001, filed on ).

3.3 Amended and Restated Bylaws, dated February 15, 2001 (incorporated by reference to Exhibit 3.3 of the Form 10-KSB for the fiscal year ended May 31, 2001, filed on ).

31 Rule 13a-14(a)/15d-14(a) Certification of Gary Borglund (see below).

32            Section 1350 Certification of Gary Borglund (see below).