Form 10KSB
period 2003-05-31
NVCN CORP
filed 2008-03-19
CIK 740571

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-KSB

                                ----------------
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER: 0-13187

                                NVCN CORPORATION
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The Registrant's revenues for the fiscal year ended May 31, 2003 were zero. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 1, 2004: $20,101. As of August 1, 2004, the Registrant had 1,248,371 shares of common stock issued and outstanding.

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X].

================================================================================

                                TABLE OF CONTENTS

PART I.
                                                                            PAGE

   ITEM 1.  DESCRIPTION OF BUSINESS .........................................  3

   ITEM 2.  DESCRIPTION OF PROPERTY .........................................  4

   ITEM 3.  LEGAL PROCEEDINGS ...............................................  4

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............  5

PART II.

   ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS .......  6

   ITEM 6.   PLAN OF OPERATION ..............................................  6

   ITEM 7.   FINANCIAL STATEMENTS ........................................... 12

   ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE ......................... 12

PART III.

   ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
             AND CONTROL PERSONS; COMPLIANCE WITH
             SECTION 16(A) OF THE EXCHANGE ACT .............................. 14

   ITEM 10.  EXECUTIVE COMPENSATION ........ ................................ 15

   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT, AND RELATED
             STOCKHOLDER MATTERS ............................................ 16

   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
             TRANSACTIONS ................................................... 17

   ITEM 13.  CONTROLS AND PROCEDURES ........................................ 17

   ITEM 14.  EXHIBITS, REPORTS ON FORM 8-K .................................. 17

SIGNATURE ................................................................... 18

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

BUSINESS OF THE REGISTRANT.

         The Registrant was organized to develop, manufacture and market its proprietary Durapulse(tm) cardiac pacemaker and accessory products. Although the Registrant achieved sales of its pacemaker medical device and accessories products, it did not achieve profitability. The Registrant suspended manufacturing the cardiac pacemaker in 1990. During 1985, the Registrant entered into an agreement with Qinling Semiconductor Registrant to establish Qinming Medical, Inc., a Sino-American joint venture in Baoji, China, for the manufacture and distribution of cardiac pacemakers and accessory products, which are still manufactured and distributed in China. In 1992, the Registrant sold its 49% interest in the joint venture to Qinming.

         Until August 2000, the Registrant designed, developed, manufactured and marketed low-cost, disposable elastomeric infusion pumps for pain management and was developing other applications for its elastomeric infusion pump technology. Substantially all of the Registrant's revenues since 1995 were derived from the sale of elastomeric infusion pumps that were designed to deliver small quantities of pain medication at a nominally constant flow rate. The Registrant's elastomeric infusion pumps, marketed as the dib(tm) Drug Infusion Balloon Pump, were authorized by the U.S. Food and Drug Administration for sale in the United States for epidural, intravenous and percutaneous infusion of a wide range of medications, including narcotic and non-narcotic anesthetics, chemotherapy agents and antibiotics. The Registrant terminated its drug infusion pump business activity as of August 31, 2000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                    PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION.

         The Registrant's common stock began trading publicly in January, 1985 on the NASDAQ Small Cap following its initial public stock offering. The Registrant's common stock was de-listed to the Over the Counter Bulletin Board in 1987. In February, 2000, the Registrant's common stock was de-listed to the National Quotation Bureaus' Pink Sheets (now know as Pink Sheets LLC), where it continued to trade under the symbol "NVCN". In February 2001, the name was changed to NVCN Corporation, and the company now trades under the symbol "NVCP". The range of closing prices shown below is as reported by this market. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on May 31, 2003 (1)
-----------------------------------------

                                                         HIGH        LOW
                                                         ----        ---
Quarter Ended May 31, 2003                               0.022      0.02
Quarter Ended February 28, 2003                          0.022      0.022
Quarter Ended November 30, 2002                          0.023      0.022
Quarter Ended August 31, 2002                            0.04       0.021

------------
(1) The Registrant's common stock only traded sporadically during this fiscal year

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on May 31, 2002

                                                         HIGH        LOW
                                                         ----        ---
Quarter Ended May 31, 2002                               0.006      0.002
Quarter Ended February 28, 2002                          0.015      0.003
Quarter Ended November 30, 2001                          0.01       0.004
Quarter Ended August 31, 2001                            0.02       0.01

HOLDERS OF COMMON EQUITY.

         As of May 31, 2003, the Registrant had approximately 1,133 shareholders of record.

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

SALES OF UNREGISTERED SECURITIES.

        The Registrant made no sales of unregistered (restricted) securities during the fiscal year ended on May 31, 2003.

ITEM 6.  PLAN OF OPERATION.

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

CAPITAL EXPENDITURES.

         There were no capital expenditures during the fiscal year ended May 31, 2003.

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

         The Registrant has incurred net losses: $144,955 for the fiscal year ended May 31, 2002 and $107,546 for the fiscal year ended May 31, 2003. The Registrant's current liabilities exceed its current assets by $1,748,750 as of May 31, 2002 and $1,856,297 as of May 31, 2003. At May 31, 2003, the Registrant
had an accumulated deficit of $10,806,109. This raises substantial doubt about the Registrant's ability to continue as a going concern.

         As a result of the fixed nature of many of the Registrant's expenses, the Registrant may be unable to adjust spending in a timely manner to compensate for any unexpected delays in the development and marketing of the Registrant's products or any capital raising or revenue shortfall. Any such delays or shortfalls will have an immediate adverse impact on the Registrants business, operations and financial condition.

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

         In addition, all decisions with respect to the management of the Registrant will be made exclusively by the officers and directors of the Registrant. Investors will only have rights associated with stockholders to make decisions which effect the Registrant. The success of the Registrant, to a large extent, will depend on the quality of the directors and officers of the Registrant. Accordingly, no person should invest in the shares unless he is willing to entrust all aspects of the management of the Registrant to the officers and directors.

(D) POTENTIAL CONFLICTS OF INTEREST MAY AFFECT ABILITY OF OFFICERS AND DIRECTORS TO MAKE DECISIONS IN THE BEST INTERESTS OF REGISTRANT.

         The officers and directors have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors, and each will continue to do so notwithstanding the fact that management time may be necessary to the business of the Registrant. As a result, certain conflicts of interest may exist between the Registrant and its officers and/or directors which may not be susceptible to resolution.

         In addition, conflicts of interest may arise in the area of corporate opportunities which cannot be resolved through arm's length negotiations. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Registrant. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the board of directors to the Registrant, any proposed investments for its evaluation.

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

ITEM 7.  FINANCIAL STATEMENTS.

         Financial statements as of and for the year ended May 31, 2003, and for the year ended May 31, 2002, are presented in a separate section of this report following Item 14.

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

ITEM 10.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

=========================================================================================================================
                                     ANNUAL COMPENSATION                        LONG-TERM COMPENSATION
=========================================================================================================================
                                                                             AWARDS              PAYOUTS
                                                                    -------------------------    -------
                                                                                  SECURITIES
                                                                                    UNDER-
                                                        OTHER       RESTRICTED      LYING                         ALL
 NAME AND                                               ANNUAL        STOCK        OPTIONS/       LTIP           OTHER
 PRINCIPAL            YEAR      SALARY     BONUS     COMPENSATION     AWARD(S)       SARS        PAYOUTS     COMPENSATION
 POSITION                        ($)        ($)         ($)            ($)           (#)           ($)         ($)(1)
=========================================================================================================================
Gary Borglund,        2003          --         --          --            --             --            --           --

President (1)         2002          --         --          --            --             --            --           --
=========================================================================================================================

David Lang, CEO/CFO  2002           --         --          --            --             --            --           --
(2)                  2001      $75,000         --          --            --             --            --           --
=========================================================================================================================

------------
(1)  Mr. Lang resigned as an officer and director on January 27, 2002.

(2)  Mr. Borglund was appointed a director and president on January 27, 2002.

         There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date as there is no existing plan provided for or contributed to by the Registrant. In addition, no remuneration is proposed to be paid in the future directly or indirectly by the Registrant to any officer or director since there no existing plan as of May 31, 2003 which provides for such payment.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of August 1, 2004 (1,248,371 (1) issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Registrant, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

---------------------- ---------------------------------- --------------------------------- -------------------------

   TITLE OF CLASS       NAME AND ADDRESS OF BENEFICIAL    AMOUNT AND NATURE OF BENEFICIAL       PERCENT OF CLASS
                                     OWNER                           OWNER (2)
---------------------- ---------------------------------- --------------------------------- -------------------------
                              David P. Lang, 5451
       Common                Hilltop Avenue, Lake
        Stock               Elmo, Minnesota 55042                     243,925                         19.54%
---------------------- ---------------------------------- --------------------------------- -------------------------
                             John D. Lang, 5451
       Common               Hilltop Avenue, Lake
        Stock               Elmo, Minnesota 55042                      83,334                          6.67%
---------------------- ---------------------------------- --------------------------------- -------------------------
                        Gary L. Borglund, 2535 Pilot
    Common Stock        Knob Road, Suite 118, Mendota
                          Heights, Minnesota 55120                       0                             0.00%
---------------------- ---------------------------------- --------------------------------- -------------------------
                         Shares of all directors and
    Common Stock           executive officers as a
                              group (1 person)                           0                             0.00%
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

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS.

         Exhibits included or incorporated by reference herein are set forth under the Exhibit Index.

REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed in the fourth quarter of the fiscal year ended on May 31, 2003.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NVCN CORPORATION



Dated: March 18, 2008                   /s/ Gary Borglund
                                        ----------------------------------------
                                        Gary Borglund, Principal Executive
                                        Officer and Principal Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

       Signature                      Title                       Date
-----------------------   -----------------------------   ---------------------

/s/  Gary Borglund        President (principal               March 18, 2008
-----------------------   financial and accounting
Gary Borglund             officer)/Director

                              GRUBER & COMPANY, LLC

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
NVCN Corporation
Mendota Heights, Minnesota

We have audited the accompanying balance sheet of NVCN Corporation as of May 31, 2003, and the related statements of operations, shareholders' deficit and cash flows for the years ended May 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NVCN Corporation as of May 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's recurring losses, negative cash flow from operations and net working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The May 31, 2003 and 2002 financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Gruber & Company, LLC
------------------------------
Gruber & Company, LLC
Lake Saint Louis, Missouri
March 16, 2008

                                 NVCN CORPORATON
                         (FORMERLY NOVACON CORPORATION)
                                  BALANCE SHEET
                                  MAY 31, 2003


                                     ASSETS

Total assets                                                      $          0
                                                                  ============


                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
         Accounts payable                                         $     65,016
         Accrued interest                                              342,430
         Notes Payable - related parties                               104,269
         Accrued litigation settlement (Note 5)                      1,344,582
                                                                  ------------

           Total current liabilities                                 1,856,297
                                                                  ------------

Long-Term liabilities                                                       --
Shareholders' deficit
     Common stock,
        $0.001 par value; 50,000,000 shares authorized
        1,248,371 shares issued and outstanding                          1,248
     Paid-in capital                                                 8,948,564
     Preferred stock, $0.01 par value
        authorized 10,000,000 shares;
        issued and outstanding; none                                        --
     Accumulated deficit                                           (10,806,109)
                                                                  ------------

         Total shareholders' deficit                                (1,856,297)
                                                                  ------------

         Total liabilities and shareholders' deficit              $          0
                                                                  ============









                 See accompanying notes to financial statements

                                 NVCN CORPORATON
                         (FORMERLY NOVACON CORPORATION)
                            STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED MAY 31, 2003 AND 2002


                                                      2003             2002
                                                  -----------      -----------

Net sales                                         $        --      $        --
                                                  -----------      -----------

          Gross profit                                     --               --

General and administrative expense                      3,000           18,000
Interest expense                                      104,546          126,955
                                                  -----------      -----------
                                                     (107,546)        (144,955)
                                                  -----------      -----------

          Net Loss                                   (107,546)        (144,955)

Provision for Income Taxes                                 --               --
                                                  -----------      -----------

          Net (loss)                              $  (107,546)     $  (144,955)
                                                  ===========      ===========

Net (loss) per share                              $     (0.08)     $     (0.11)
                                                  -----------      -----------

Weighted average number of shares outstanding       1,248,371        1,248,334
                                                  ===========      ===========



















                 See accompanying notes to financial statements

                                 NVCN CORPORATON
                         (FORMERLY NOVACON CORPORATION)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE YEARS ENDED MAY 31, 2003 AND 2002


                                      COMMON STOCK
                             -----------------------------      ADDITIONAL                             TOTAL
                                 NUMBER          $0.001          PAID-IN        ACCUMULATED        SHAREHOLDERS'
                                 SHARES          AMOUNT          CAPITAL          DEFICIT            DEFICIT
                             ------------     ------------     ------------     ------------      ------------
Balances at
   May 31, 2001                 1,248,334            1,248        8,948,564      (10,553,607)       (1,603,795)

       Net (loss)                      --               --               --         (144,955)         (144,955)
                             ------------     ------------     ------------     ------------      ------------

Balances at
   May 31, 2002                 1,248,334     $      1,248     $  8,948,564     $(10,698,562)     $ (1,748,750)
                             ============     ============     ============     ============      ============

       Net of rounding
       for reverse split               37

       Net (loss)                      --               --               --          107,546)         (107,546)
                             ------------     ------------     ------------     ------------      ------------

Balances at
   May 31, 2003                 1,248,371     $      1,248     $  8,948,564     $(10,806,109)     $ (1,856,297)
                             ============     ============     ============     ============      ============




                 See accompanying notes to financial statements

                                 NVCN CORPORATON
                         (FORMERLY NOVACON CORPORATION)
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MAY 31, 2003, AND 2002

                                                                2003           2002
                                                             ---------      ---------
Cash flows from operating activities:
   Net (loss)                                                $(107,546)     $(144,955)
      Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
   Increase (decrease) in liabilities:
       Accounts payable                                          3,000          3,000
       Accrued interest                                        104,546        126.955
                                                             ---------      ---------
         Net cash used in operating activities                      --        (15,000)
                                                             ---------      ---------
Cash flows from investing activities:                               --             --
                                                             ---------      ---------

Cash flows from financing activities:
   Note payable                                                     --         15,000
                                                             ---------      ---------
         Net cash provided by financing activities                  --         15,000
                                                             ---------      ---------
Increase (decrease) in cash                                         --             --

Cash - beginning of year                                            --             --
                                                             ---------      ---------
Cash - end of year                                           $      --      $      --
                                                             =========      =========
Supplemental schedule of cash flow information:
  Interest paid                                              $      --      $      --
                                                             =========      =========
  Income taxes paid                                          $      --      $      --
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

Revenue Recognition
-------------------

Revenue will be recognized on the sale and delivery of a product or the completion of a service provided. The Company had no revenue for fiscal year ended May 31, 2003.

Advertising and Market Development
----------------------------------

The Company will expense advertising and market development costs as incurred. The Company had no advertising and marketing expenses for fiscal year ended May 31, 2003.

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

NOTE 5:  PATENT INFRINGEMENT LAWSUIT

On July 24, 1999, the Company was served with a patent infringement lawsuit. The lawsuit was brought by I-Flow Corporation ("I-Flow"), which claimed the Company's product sales had infringed two of I-Flow's patents. The Company did not have the resources available to defend the lawsuit and as a result, I-Flow obtained summary judgment against the Company by default on May 26, 2000, pursuant to which the Company was ordered to pay $1,344,582 in damages, attorneys' fees, and interest, and further ordered to cease sales of its drug infusion pumps in the United States. . The Company is also required to pay interest at the legal rate on the amount of damages.

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

NOTE 6:  INCOME TAXES

For financial statement purposes, no tax benefit has been reported for 2003 as realization of the tax benefits is uncertain. Accordingly, a valuation allowance has been established for the full amount for the deferred tax asset.

At May 31, 2003, for the years indicated, the Company had approximate net operating loss (NOL) carryforwards as follows for income tax purposes:

          Carryforward Expires                      Net Operating Loss
               May 31,                                Carryforwards
               -------                                -----------
                2004                                  $    83,000
                2005                                      763,000
                2007                                       46,000
                2011                                       95,000
                2012                                      133,000
                2018                                       41,000
                2019                                       36,000
                2020                                       70,000
                2021                                       22,000
                2022                                       24,000
                2023                                       10,000
                                                      -----------
                       Total                          $ 1,323,000

The utilization of the carryforwards is dependent upon the Company's ability to generate sufficient taxable income during the carryforward period. In addition, utilization of these carryforwards may be limited due to ownership changes as defined in the Internal Revenue Code.

The litigation liability of $1,344,582, recorded in the fiscal year ended May 31, 2000, and not paid as of May 31, 2003, is not included in the above calculation.

                                 NVCN CORPORATON
                         (FORMERLY NOVACON CORPORATION)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 7:  COMMITMENTS AND CONTINGENCIES

The Company entered into an agreement with their stock transfer agent to provide services for 36 months commencing January 2004 at the cost of $600 per month. This agreement was part of a settlement agreement. See "Note 8 Subsequent Events."

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

3.4           Certificate of Correction, dated July 1, 2002 (see below).

31 Rule 13a-14(a)/15d-14(a) Certification of Gary Borglund (see below).

32            Section 1350 Certification of Gary Borglund (see below).