Form 10QSB
period 2003-08-31
NVCN CORP
filed 2008-03-19
CIK 740571

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2003

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

         As of August 31, 2003, the Registrant had 1,248,334 shares of common stock issued and outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X].

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE

         ITEM 1.  FINANCIAL STATEMENTS

                  BALANCE SHEET AS OF
                  AUGUST 31, 2003............................................3

                  STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED
                  AUGUST 31, 2003 AND AUGUST 31, 2002........................4

                  STATEMENTS OF CASH FLOWS
                  FOR THREE MONTHS ENDED
                  AUGUST 31, 2003 AND AUGUST 31, 2002........................5

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

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS.......................................14

         ITEM 5.  OTHER INFORMATION.........................................14

         ITEM 6.  EXHIBITS..................................................14

SIGNATURES..................................................................15

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                NVCN CORPORATION
                                  BALANCE SHEET
                                 AUGUST 31, 2003
                                   (UNAUDITED)

                               ASSETS

Total Assets                                                       $          0
                                                                   ============

               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts Payable and Accrued Expenses                           $     65,016
   Accrued Interest                                                     366,335
                                                                   ------------

       Total Current Liabilities                                        431,351

Long Term Liabilities
       Accrued Litigation Settlement                                  1,344,582
       Notes Payable- Related Parties                                   104,269
                                                                   ------------
       Total Long Term Liabilities                                    1,488,851

Total Liabilities                                                     1,880,202
                                                                   ------------

Stockholders' Deficit
   Common Stock, $0.001 Par Value;
     Authorized 50,000,000 shares;
     Issued and Outstanding 1,248,334 Shares                              1,248
Preferred stock, $0.01 par value
       authorized 10,000,000 shares;
        issued and outstanding; none                                         --
   Additional Paid-In Capital                                         8,948,564
   Retained Earnings (Deficit)                                      (10,830,014)
                                                                   ------------

       Total Stockholders' Deficit                                   (1,880,202)
                                                                   ------------

                                                                   $          0
                                                                   ============

           See accompanying notes to consolidated financial statements

                                NVCN CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                           AUGUST 31,
                                                      2003              2002
                                                   -----------      -----------
Sales                                              $         0      $         0

Cost of Sales                                                0                0
                                                   -----------      -----------
       Gross Profit (Loss)                                   0                0

Selling, General, and Administrative Expenses           23,905           26,137

Net Income (Loss) Before Income Taxes                  (23,905)         (26,137)

Income Tax Expense (Benefit)                                --               --
                                                   -----------      -----------

       Net Income (Loss) from
       Continuing Operations                           (23,905)         (26,137)

       Net Income (Loss)                           $   (23,905)     $   (26,137)
                                                   ===========      ===========

Basic and Diluted Loss per Common Share

       Net Income (Loss)                           $     (0.02)     $     (0.02)
                                                   ===========      ===========

Weighted Average Number of Common Shares
    Used to Compute Net Income (Loss) per
    Weighted Average Share                           1,248,334        1,248,334
                                                   ===========      ===========

           See accompanying notes to consolidated financial statements

                                NVCN CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                               AUGUST 31,
                                                           2001          2000
                                                         --------      --------
Operating Activities
   Net Income (Loss) Before Extraordinary Item           $(23,905)     $(26,137)
   Adjustments to Reconcile Net (Loss) to Net Cash
     (Required) by Operating Activities:

           Accrued Interest                                23,905        26,137

         Net Cash Required by
           Operating Activities                                 0             0
                                                         --------      --------

Investing Activities:
   Cash given in consideration with
    stock and other assets for the reduction
     of accrued compensation liabilities                        0             0
                                                         --------      --------

         Net Cash Required by
           Investing Activities                                 0             0
                                                         --------      --------

Financing Activities:

         Net Cash Provided by
           Financing Activities                                 0             0
                                                         --------      --------

Increase (Decrease) in Cash and Cash Equivalents                0             0

Cash and Cash Equivalents at Beginning Of Period                0             0
                                                         --------      --------

Cash and Cash Equivalents at End of Period               $      0      $      0
                                                         ========      ========

Supplemental schedules of cash flow information:

      Interest paid                                            --            --
      Income Taxes paid                                        --            --

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

INTERIM FINANCIAL STATEMENTS.

The interim financial statements included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2004. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2003

NOTE 2:  CRITICAL ACCOUNTING POLICIES

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

NOTE 3:  GOING CONCERN CONSIDERATIONS

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $23,905 for the three months ending August 31, 2003. As of August 31, 2003 the Company reported an accumulated deficit of $10,830,014. The industry in which the Company operates is very dynamic and extremely competitive. The Company's ability to generate net income and positive cash flows is dependent on the ability to continue to increase sales while reducing operating costs, as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. As of August 31, 2003, these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

LIQUIDITY AND CAPITAL RESOURCES.

         The Registrant's has a working capital deficit of $ 431,351. Since the Registrant has no operations or plans for such, and because its administrative expenses are minimal, it believes it has sufficient capital to fund its needs as it evaluates any options for future business opportunities.

         To meet existing operating expenses, the Registrant raises funds on an as needed basis. By doing so the Registrant maximizes its ability to continue its operations as it has no other means of revenue.

CAPITAL EXPENDITURES.

         There were no capital expenditures during the quarter ended August 31, 2003.

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

         The Registrant has incurred net losses: $23,905 for the three months ended August 31, 2003, $26,137 for the three months period ended August 31, 2002. At August 31, 2003, the Registrant had an accumulated deficit of $10,830,014. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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