Form 10QSB
period 2004-02-28
NVCN CORP
filed 2008-03-19
CIK 740571

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   FORM 10-QSB

                                ----------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
     ______________

                                NVCN CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                     0-13187             13-3074570
  ------------------------------       ------------      -------------------
  (State or Other Jurisdiction of      (Commission        (I.R.S. Employer
  Incorporation or Organization)       File Number)      Identification No.)

            1800 Wooddale Drive, Suite 208, Woodbury, Minnesota 55125
            ---------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (651) 452-1606
                         -------------------------------
                         (Registrant's Telephone Number)

                                NVCN Corporation.
              -----------------------------------------------------
              (Former Name, Former Address, and Former Fiscal Year,
                         if Changed Since Last Report)

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

As of February 28, 2004, the Registrant had 1,248,334 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):       Yes [ ] No [X]

================================================================================

                                TABLE OF CONTENTS

PART I  - FINANCIAL INFORMATION                                             PAGE

     ITEM 1. FINANCIAL STATEMENTS

             BALANCE SHEET AS OF
             FEBRUARY 28, 2004 ..............................................  3

             STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED
             FEBRUARY 28, 2004 AND FEBRUARY 29, 2003 ........................  4

             STATEMENTS OF CASH FLOWS
             FOR three months ended
             FEBRUARY 28, 2004 and FEBRUARY 29, 2003 ........................  5

             NOTES TO FINANCIAL STATEMENTS ..................................  6

     ITEM 2. PLAN OF OPERATION ..............................................  9

     ITEM 3. CONTROLS AND PROCEDURES ........................................ 13

PART II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS .............................................. 14

     ITEM 2. UNREGISTERED SALES OF EQUITY
             SECURITIES AND USE OF PROCEEDS ................................. 14

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES ................................ 14

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE
             OF SECURITY HOLDERS ............................................ 14

     ITEM 5. OTHER INFORMATION .............................................. 14

     ITEM 6. EXHIBITS ....................................................... 14

SIGNATURES .................................................................. 15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                NVCN CORPORATION
                                  BALANCE SHEET
                                FEBRUARY 28, 2004
                                   (UNAUDITED)

                                     ASSETS

Total Assets                                                    $          0
                                                                ------------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts Payable and Accrued Expenses                        $     66,554
   Accrued Interest                                                  414,146
                                                                ------------
       Total Current Liabilities                                     480,700

Long Term Liabilities
   Accrued Litigation Settlement                                   1,344,582
   Notes Payable- Related Parties                                    104,269
                                                                ------------
       Total Long Term Liabilities                                 1,448,851
                                                                ------------
Total Liabilities                                                  1,929,551
                                                                ------------
Stockholders' Deficit
   Common Stock, $0.001 Par Value;
     Authorized 50,000,000 shares;
     Issued and Outstanding 1,248,334 Shares                           1,248
Preferred stock, $0.01 par value
       authorized 10,000,000 shares;
       issued and outstanding; none                                       --
   Additional Paid-In Capital                                      8,948,564
   Retained Earnings (Deficit)                                   (10,879,363)
                                                                ------------

       Total Stockholders' Deficit                                (1,929,551)
                                                                ------------
                                                                $          0
                                                                ============





           See accompanying notes to consolidated financial statements

                                NVCN CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                          FEBRUARY 28                         FEBRUARY 28
                                                  ----------------------------      ----------------------------
                                                      2004             2003             2004             2003
                                                  -----------      -----------      -----------      -----------
Sales                                             $        --      $        --      $        --      $        --

       Gross Profit (Loss)                                 --               --               --               --

Selling, General, and Administrative Expenses          25,443           26,136           73,253           78,409

Net Income (Loss) Before Income Taxes                 (25,443)         (26,136)         (73,253)         (78,409)

Income Tax Expense (Benefit)                               --               --               --               --
                                                  -----------      -----------      -----------      -----------
       Net Income (Loss) from
       Continuing Operations                          (25,443)         (26,136)         (73,253)         (78,409)

       Net Income (Loss)                          $   (25,443)     $   (26,136)     $   (73,253)     $   (78,409)
                                                  ===========      ===========      ===========      ===========
Basic and Diluted Loss Per Common Share
       Net Income (Loss)                          $     (0.02)     $     (0.00)     $     (0.05)     $     (0.06)
                                                  ===========      ===========      ===========      ===========
Weighted Average Number of Common Shares
    Used to Compute Net Income (Loss) per
    Weighted Average Share                          1,248,334        1,248.334        1,248,334        1,248,334
                                                  ===========      ===========      ===========      ===========








           See accompanying notes to consolidated financial statements

                                NVCN CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          NINE MONTHS ENDED
                                                             FEBRUARY 28,
                                                       ----------------------
                                                         2004           2003
                                                       --------      --------
Operating Activities
   Net Income (Loss) Before Extraordinary Item         $(73,253)     $(78,409)
   Adjustments to Reconcile Net (Loss) to Net Cash
     (Required) by Operating Activities:

        Accounts payable                                 73,253        78,409

         Net Cash Required by
           Operating Activities                               0             0
                                                       --------      --------
Investing Activities:

         Net Cash Required by
           Investing Activities                               0             0
                                                       --------      --------
Financing Activities:

       Note payable-related party                             0             0

         Net Cash Provided by
           Financing Activities                               0             0
                                                       --------      --------
Increase (Decrease) in Cash and Cash Equivalents              0             0

Cash and Cash Equivalents at Beginning Of Period              0             0
                                                       --------      --------
Cash and Cash Equivalents at End of  Period            $      0      $      0
                                                       ========      ========
Supplemental schedules of cash flow information:
      Interest paid                                          --            --
      Income Taxes paid                                      --            --








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

INTERIM FINANCIAL STATEMENTS.

The interim financial statements included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily

                                NVCN CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

EARNINGS (LOSS) PER SHARE.

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Effective January 1, 1998, the Company adopted SFAS No. 128. Basic EPS is determined using net income divided

                                NVCN CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

NOTE 3:  GOING CONCERN CONSIDERATIONS

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $73,253 for the nine months ending February 28, 2004. As of February 28, 2004, the Company reported an accumulated deficit of $10,879,363. The industry in which the Company operates is very dynamic and extremely competitive. The Company's ability to generate net income and positive cash flows is dependent on the ability to continue to increase sales while reducing operating costs, as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. As of February 28, 2004, these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

LIQUIDITY AND CAPITAL RESOURCES.

         The Registrant's has a working capital deficit of $ 480,700. Since the Registrant has no operations or plans for such, and because its administrative expenses are minimal, it believes it has sufficient capital to fund its needs as it evaluates any options for future business opportunities.

         To meet existing operating expenses, the Registrant raises funds on an as needed basis. By doing so the Registrant maximizes its ability to continue its operations as it has no other means of revenue.

CAPITAL EXPENDITURES.

         There were no capital expenditures during the quarter ended February 28, 2004.

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

         The Registrant has incurred net losses: $25,443 for the three month period and $ 73,253 for the nine months periods ended February 28, 2004, compared to $26,136 for the three month period and $ 78,409 for the nine months period ended February 29, 2003. At February 28, 2004, the Registrant had an accumulated deficit of $10,879,363. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

ITEM 6.  EXHIBITS REPORTS ON FORM 8-K.

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

                                  EXHIBIT INDEX

Number        Description
------        ------------------------------------------------------------------
31            Rule 13a-14(a)/15d-14(a) Certification of Gary Borglund

32            Section 1350 Certification of Gary Borglund