Form 10KSB
period 2004-05-31
NVCN CORP
filed 2008-03-19
CIK 740571

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-KSB

                                ----------------
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2004

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The Registrant's revenues for the fiscal year ended May 31, 2004 were zero. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 31, 2004: $34,867. As of May 31, 2004, the Registrant had 1,743,191 shares of common stock issued and outstanding.

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

   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................. 16

   ITEM 13.  CONTROLS AND PROCEDURES ........................................ 16

   ITEM 14.  EXHIBITS, REPORTS ON FORM 8-K .................................. 16

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

BUSINESS OF THE REGISTRANT.

         The Registrant was organized to develop, manufacture and market its proprietary Durapulse(tm) cardiac pacemaker and accessory products. Although the Registrant achieved sales of its pacemaker medical device and accessories products, it did not achieve profitability. The Registrant suspended manufacturing the cardiac pacemaker in 1990. During 1985, the Registrant entered into an agreement with Qinling Semiconductor to establish Qinming Medical, Inc., a Sino-American joint venture in Baoji, China, for the manufacture and distribution of cardiac pacemakers and accessory products, which are still manufactured and distributed in China. In 1992, the Registrant sold its 49% interest in the joint venture to Qinming.

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

ITEM 3.  LEGAL PROCEEDINGS.

         (a) On September 1, 1998, the Registrant entered into a distribution agreement with its key supplier, DIB International Company, Ltd., Tokyo, Japan. The agreement was in effect for a four-year period and provides for minimum purchase quantities by the Registrant. The Registrant breached the terms of the distribution agreement, but to date, the supplier has not taken any action against such breach. At this time, management is unaware of the potential financial effect of its breach.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                    PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION.

         The Registrant's common stock began trading publicly in January, 1985 on the NASDAQ Small Cap following its initial public stock offering. The Registrant's common stock was de-listed to the Over the Counter Bulletin Board in 1987. In February, 2000, the Registrant's common stock was de-listed to the National Quotation Bureaus' Pink Sheets (now know as Pink Sheets LLC), where it continued to trade under the symbol "NVCN". In February 2001, the name was changed to NVCN Corporation, and now trades under the symbol "NVCP". The range of closing prices shown below is as reported by this market. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on May 31, 2004 (1)
-----------------------------------------

                                                         HIGH         LOW
                                                        ------      ------
Quarter Ended May 31, 2004                               0.02        0.02
Quarter Ended February 28, 2004                          0.02        0.02
Quarter Ended November 30, 2003                          0.02        0.02
Quarter Ended August 31, 2003                            0.02        0.02

------------
(1) The Registrant's common stock only traded sporadically during this fiscal year

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on May 31, 2003

                                                         HIGH         LOW
                                                        ------      ------
Quarter Ended May 31, 2003                               0.022       0.02
Quarter Ended February 28, 2003                          0.022       0.022
Quarter Ended November 30, 2002                          0.023       0.022
Quarter Ended August 31, 2002                            0.04        0.021

HOLDERS OF COMMON EQUITY.

         As of May 31, 2004, the Registrant had approximately 1,146 shareholders of record.

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

SALES OF UNREGISTERED SECURITIES.

         On May 26, 2004 the Registrant issued 500,000 shares of unregistered (Restricted) shares to five individuals for a total value of $500 for past services ( $ 0.001 per share).

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

CAPITAL EXPENDITURES.

         There were no capital expenditures during the fiscal year ended May 31, 2004.

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

         The Registrant has incurred net gains of $91,610 for the fiscal year ended May 31, 2004 and a net loss $107,546 for the fiscal year ended May 31, 2003. The Registrant's current liabilities exceed its current assets by $1,764,187 as of May 31, 2004 and $1,856,297 as of May 31, 2003. At May 31,
2004, the Registrant had an accumulated deficit of $10,714,499. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

(C) LOSS OF ANY OF CURRENT MANAGEMENT COULD HAVE ADVERSE IMPACT ON BUSINESS AND PROSPECTS FOR REGISTRANT.

         The Registrant's success is dependent upon the hiring and retention of key personnel. None of the officers or directors have any employment or non-competition agreement with the Registrant. Therefore, there can be no assurance that these personnel will remain employed by the Registrant. Should any of these individuals cease to be affiliated with the Registrant for any reason before qualified replacements could be found, there could be material adverse effects on the Registrant's business and prospects.

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

ITEM 7.  FINANCIAL STATEMENTS.

         Financial statements as of and for the year ended May 31, 2004, and for the year ended May 31, 2003, are presented in a separate section of this report following Item 14.

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

         (b) Effective July 8, 2004, the firm of George Brenner, C.P.A., was engaged to serve as the new principal accountant to audit the Registrant's financial statements. The decision to retain this accountant was approved by the Registrant's board of directors. During the fiscal years ended May 31, 2000 and 1999, and the subsequent period prior to engaging this accountant, neither the Registrant (nor someone on its behalf) consulted the newly engaged accountant regarding any matter.

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

DIRECTOR AND EXECUTIVE OFFICER.

GARY L. BORGLUND, DIRECTOR.

         Mr. Borglund, age 58, has over ten years of professional experience in new ventures as a principal and executive, as well as ten years as a consultant. Since 1998, Mr. Borglund has worked exclusively with early stage development, high tech and Internet companies. Mr. Borglund serves on several boards of directors for public and private companies and remains in these capacities with regard to the companies to date. Mr. Borglund was Vice President of Marketing for Greenhaven Marketing from 1991 to 1996 and a Director of Red Oak Management from 1996 to 2000. Mr. Borglund was appointed to the board of directors of City Capital Corporation of America in February 2001, and current serves as president of that firm. Mr. Borglund has attended the University of Minnesota. He became a director of the Registrant on September 28, 2001.

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

ITEM 10.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

=========================================================================================================================
                                     ANNUAL COMPENSATION                        LONG-TERM COMPENSATION
=========================================================================================================================
                                                                             AWARDS              PAYOUTS
                                                                    -------------------------    -------
                                                                                  SECURITIES
                                                                                    UNDER-
                                                        OTHER       RESTRICTED      LYING                         ALL
 NAME AND                                               ANNUAL        STOCK        OPTIONS/       LTIP           OTHER
 PRINCIPAL            YEAR      SALARY     BONUS     COMPENSATION     AWARD(S)       SARS        PAYOUTS     COMPENSATION
 POSITION                        ($)        ($)         ($)            ($)           (#)           ($)         ($)(1)
=========================================================================================================================
Gary Borglund,        2004          --           --          --            --             --           --            --
President (1)         2003          --           --          --            --             --           --            --
                      2002          --           --          --            --             --           --            --
=========================================================================================================================
David Lang,           2002          --           --          --            --             --           --            --
CEO/CFO (2)
=========================================================================================================================

------------
(1)  Mr. Borglund was appointed a director and president on January 27, 2002.

(2)  Mr. Lang resigned as an officer and director on January 27, 2002.

         There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date as there is no existing plan provided for or contributed to by the Registrant. In addition, no remuneration is proposed to be paid in the future directly or indirectly by the Registrant to any officer or director since there no existing plan as of May 31, 2004 which provides for such payment.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of May 31, 2004 (1,743,191 issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Registrant, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

---------------------- ---------------------------------- --------------------------------- -------------------------
   TITLE OF CLASS       NAME AND ADDRESS OF BENEFICIAL    AMOUNT AND NATURE OF BENEFICIAL       PERCENT OF CLASS
                                     OWNER                           OWNER (1)
---------------------- ---------------------------------- --------------------------------- -------------------------
                         David P. Lang, 5451 Hilltop
       Common           Avenue, Lake Elmo, Minnesota
        Stock                       55042                             343,925                         19.73%
---------------------- ---------------------------------- --------------------------------- -------------------------
                         John D. Lang, 5451 Hilltop
       Common           Avenue, Lake Elmo, Minnesota
        Stock                       55042                              83,334                          4.78%
---------------------- ---------------------------------- --------------------------------- -------------------------

---------------------- ---------------------------------- --------------------------------- -------------------------
   TITLE OF CLASS       NAME AND ADDRESS OF BENEFICIAL    AMOUNT AND NATURE OF BENEFICIAL       PERCENT OF CLASS
                                     OWNER                           OWNER (1)
---------------------- ---------------------------------- --------------------------------- -------------------------
                        Gary L. Borglund, 2535 Pilot
    Common Stock        Knob Road, Suite 118, Mendota
                          Heights, Minnesota 55120                          0                             0%
---------------------- ---------------------------------- --------------------------------- -------------------------
                          Shares of all directors and
    Common Stock            executive officers as a                   427,259                         24.51%
                               group (2 persons)
---------------------- ---------------------------------- --------------------------------- -------------------------

------------
(1) None of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

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

REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed in the fourth quarter of the fiscal year ended on May 31, 2004.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NVCN CORPORATION


Dated:  March 18, 2008             By: /s/ Gary Borglund
                                       -----------------------------------------
                                      Gary Borglund, Principal Executive Officer
                                      and Principal Financial Officer


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

        Signature                     Title                     Date
-------------------------- -------------------------- --------------------------

/s/  Gary Borglund         President (principal             March 18, 2008
-------------------------  financial and accounting
Gary Borglund              officer)/Director

                              GRUBER & COMPANY, LLC

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
NVCN Corporation
(formerly Novacon Corporation)
Mendota Heights, Minnesota

We have audited the accompanying balance sheet of NVCN Corporation as of May 31, 2004, and the related statements of operations, shareholders' deficit and cash flows for the years ended May 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that my audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NVCN Corporation as of May 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company's recurring losses, negative cash flow from operations and net working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The May 31, 2004 and 2003 financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Gruber & Company, LLC
-------------------------------
Gruber & Company, LLC
Lake Saint Louis, Missouri
March 16, 2008

                                 NVCN CORPORATON
                         (FORMERLY NOVACON CORPORATION)
                                  BALANCE SHEET
                                  MAY 31, 2004


                                     ASSETS

Total assets                                                      $          0
                                                                  ============


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
         Accounts payable                                         $     16,744
         Accrued interest                                              379,861
         Notes Payable - related parties                                15,000
         Notes payable -other                                            8,000
         Accrued litigation settlement                               1,344,582
                                                                  ------------

           Total current liabilities                              $  1,764,187
                                                                  ------------

Shareholders' deficit
     Common stock,
        $0.001 par value; 50,000,000 shares authorized
        1,748,191 shares issued and outstanding                          1,748
      Paid-in capital                                                8,948,564
      Preferred stock, $0.01 par value
        authorized 10,000,000 shares;
        issued and outstanding; none                                        --
     Accumulated deficit                                           (10,714,499)
                                                                  ------------

         Total shareholders' deficit                                (1,764,187)
                                                                  ------------

         Total liabilities and shareholders' deficit              $          0
                                                                  ============








                 See accompanying notes to financial statements

                                 NVCN CORPORATON
                         (FORMERLY NOVACON CORPORATION)
                            STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED MAY 31, 2004 AND 2003


                                                     2004          2003
                                                 -----------   -----------
Net sales                                        $        --   $        --
                                                 -----------   -----------

          Gross profit                                    --            --

General and administrative expense                     3,944         3,000
Interest expense                                      95,621       104,546
                                                 -----------   -----------
        Net Expense                                   99,565       107,546

Gain due to statutory limitation on debt             191,175            --
                                                 -----------   -----------

          Net income(loss)                            91,610      (107,546)

Provision for Income Taxes                                --            --
                                                 -----------   -----------
          Net income(loss)                       $    91,610   $  (107,546)
                                                 ===========   ===========
Net (loss) per share                             $     0.07    $    ( 0.08)
                                                 -----------   -----------
Weighted average number of shares outstanding      1,255,220     1,248,371
                                                 ===========   ===========
















                 See accompanying notes to financial statements

                                 NVCN CORPORATON
                         (FORMERLY NOVACON CORPORATION)
                       STATEMENT OF SHAREHOLDERS' DEFICIT
                    FOR THE YEARS ENDED MAY 31, 2004 AND 2003

                                     COMMON STOCK
                             -----------------------------       ADDITIONAL                           TOTAL
                                NUMBER           $0.001           PAID-IN       ACCUMULATED       SHAREHOLDERS'
                                SHARES           AMOUNT           CAPITAL         DEFICIT           DEFICIT
                             ------------     ------------     ------------     ------------      ------------
Balances at
   May 31, 2002                 1,248,334     $      1,248     $  8,948,564     $(10,698,562)     $ (1,748,750)
                             ============     ============     ============     ============      ============

       Net of rounding
       for reverse split               37

       Net (loss)                      --               --               --         (107,546)         (107,546)
                             ------------     ------------     ------------     ------------      ------------

Balances at
   May 31, 2003                 1,248,371     $      1,248     $  8,948,564     $(10,806,109)     $ (1,856,297)
                             ============     ============     ============     ============      ============

Stock issued for
  services                        500,000              500                                                 500

      Net income                       --               --               --           91,610            91,610
                             ------------     ------------     ------------     ------------      ------------

Balance at
     May 31, 2004               1,748,371     $      1,748     $  8,948,564     $(10,714,499)     $ (1,764,187)
                             ------------     ------------     ------------     ------------      ------------











                 See accompanying notes to financial statements

                                 NVCN CORPORATON
                         (FORMERLY NOVACON CORPORATION)
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MAY 31, 2004, AND 2003


                                                           2004          2003
                                                        ---------     ---------
Cash flows from operating activities:
   Net income(loss)                                     $  91,610     $(107,546)
      Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
        Stock for services                                    500            --
   Increase (decrease) in liabilities:
       Accounts payable                                   (48,272)        3,000
       Accrued interest                                    37,431       104,546
                                                        ---------     ---------
         Net cash provided in operating activities         81,269            --
                                                        ---------     ---------
Cash flows from investing activities:                          --            --
                                                        ---------     ---------

Cash flows from financing activities:
   Note payable                                           (81,269)           --
                                                        ---------     ---------
         Net cash provided by financing activities         81,269            --
                                                        ---------     ---------
Increase (decrease) in cash                                    --            --

Cash - beginning of year                                       --            --
                                                         ---------    ---------

Cash - end of year                                      $      --     $      --
                                                        =========     =========


Supplemental schedule of cash flow information:
  Interest paid                                         $      --            --
                                                        =========     =========

  Income taxes paid                                     $      --     $      --
                                                        =========     =========

Supplemental schedule of non cash items







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

                                 NVCN CORPORATON
                         (FORMERLY NOVACON CORPORATION)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

                                 NVCN CORPORATON
                         (FORMERLY NOVACON CORPORATION)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

                                 NVCN CORPORATON
                         (FORMERLY NOVACON CORPORATION)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

NOTE 6:  INCOME TAXES

For financial statement purposes, no tax benefit has been reported for 2004 as realization of the tax benefits is uncertain. Accordingly, a valuation allowance has been established for the full amount for the deferred tax asset.

At May 31, 2004, for the years indicated, the Company had approximate net operating loss (NOL) carryforwards as follows for income tax purposes:

              Carryforward Expires                 Net Operating Loss
                    May 31,                           Carryforwards
                    -------                          -------------
                      2005                              763,000
                      2007                               46,000
                      2011                               95,000
                      2012                              133,000
                      2018                               41,000
                      2019                               36,000
                      2020                               70,000
                      2021                               22,000
                      2022                               24,000
                      2023                               10,000
                      2024                                5,000
                        Total                        $1,245,000
                                                     ==========

                                 NVCN CORPORATON
                         (FORMERLY NOVACON CORPORATION)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The utilization of the carryforwards is dependent upon the Company's ability to generate sufficient taxable income during the carryforward period. In addition, utilization of these carryforwards may be limited due to ownership changes as defined in the Internal Revenue Code. In that connection see NOTE: 9 "Subsequent Event".

The litigation liability of $1,344,582, recorded in the fiscal year ended May 31, 2000, and not paid as of May 31, 2004, is not included in the above calculation.

NOTE 7:  CHANGES IN SHAREHOLDER'S DEFICIT

On May 26, 2004, the Company converted services of $ 500 to common shares . This transaction increased the equity by $ 500 to $ 1,743 and did not change the paid in capital..

NOTE 8:  COMMITMENTS AND CONTINGENCIES

In December 2003, the Company executed an agreement with its stock transfer agent to settle all past outstanding obligations for $8,000. The payment was subsequently made in January 2004 per the terms of the agreement. As part of the settlement, the Company entered into an agreement to retain the stock transfer agent through December 2006 at the mutually agreed rate of $625 per month.

Minnesota Statutes Sections 336.2-725 and 541.05, state that any action for any breach of contract or product defect claim, respectively, must be commenced within four years of the date that the cause of action arose. These statutes of limitation effectively bar a creditor from bringing legal action against the Company for transactions beyond the four-year limit. For this reason, and since the Company has not conducted business for over four years, management of the Company believes that all liabilities of the Company other than the I-Flow patent infringement judgment and the note payable to a related party are time barred. The Company has accounted for previously outstanding and previously potential liabilities accordingly.

When the statute of limitation has expired for any liability, the Company will remove that liability from the books of the Company and apply any gain or loss to other income; gain or loss due to statutory limitation on debt.. On the basis of the foregoing, the following liabilities were eliminated before May 31, 2004:

                  Accounts Payable                    $   43,716
                  Accrued Interest                        58,190
                  Notes Payable- Related parties          89,269
                                                      ----------

                     Total Liabilities Eliminated:    $  191,175
                                                      ==========

                                 EXHIBIT INDEX

Number      Description
------      --------------------------------------------------------------------
31          Rule 13a-14(a)/15d-14(a) Certification of Gary Borglund (see below).

32          Section 1350 Certification of Gary Borglund (see below).