Form 10QSB
period 2005-02-28
NVCN CORP
filed 2008-03-19
CIK 740571

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2005

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

         As of February 28, 2005, the Registrant had 1,748,371 shares of common stock issued and outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X].

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE

         ITEM 1.  FINANCIAL STATEMENTS

                  BALANCE SHEET AS OF
                  FEBRUARY 28, 2005..........................................3

                  STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED
                  FEBRUARY 28, 2005 AND FEBRUARY 29, 2004....................4

                  STATEMENTS OF CASH FLOWS
                  FOR THREE MONTHS ENDED
                  FEBRUARY 28, 2005 AND FEBRUARY 29, 2004....................5

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

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS.......................................14

         ITEM 5.  OTHER INFORMATION.........................................14

         ITEM 6.  EXHIBITS..................................................14

SIGNATURES..................................................................15

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                NVCN CORPORATION
                                  BALANCE SHEET
                                FEBRUARY 28, 2005
                                   (UNAUDITED)

                            ASSETS

Total Assets                                                       $          0
                                                                   ============

            LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
        Accounts Payable and Accrued Expenses                      $     38,751
         Accrued Interest                                               451,577
         Accrued Compensation - related party                            37,500
       Accrued Litigation Settlement                                  1,344,582
       Note Payable- Related Parties                                     15,000
       Note payable - Third Party                                         8,000
                                                                   ------------

                  Total Current Liabilities                           1,895,410
                                                                   ------------

Stockholders' Deficit
   Common Stock, $0.001 Par Value;
     Authorized 50,000,000 shares;
     Issued and Outstanding 1,748,371 Shares                              1,748
   Preferred stock, $0.01 par value
       authorized 10,000,000 shares;
        issued and outstanding; none                                         --
   Additional Paid-In Capital                                         8,948,564
   Retained Earnings (Deficit)                                      (10,845,722)
                                                                   ------------

       Total Stockholders' Deficit                                   (1,895,410)
                                                                   ------------

                                                                   $          0
                                                                   ============

           See accompanying notes to consolidated financial statements

                                NVCN CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                           FEBRUARY 28,                      FEBRUARY 28,
                                                      2004             2005            2004              2005
                                                  -----------      -----------      -----------      -----------
Sales                                             $        --      $        --      $        --      $        --

       Gross Profit (Loss)                                 --               --               --               --

Selling, General, and Administrative Expenses          25,443           37,655           73,253          131,222

Net Income (Loss) Before Income Taxes                 (25,443)         (37,655)         (73,253)        (131,222)

Income Tax Expense (Benefit)                               --               --               --               --
                                                  -----------      -----------      -----------      -----------

       Net Income (Loss)                          $   (25,443)     $   (37,655)     $   (73,253)     $  (131,222)
                                                  ===========      ===========      ===========      ===========

Basic and Diluted Loss Per Common Share
       Net Income (Loss)                          $     (0.02)     $     (0.02)     $     (0.05)     $     (0.07)
                                                  ===========      ===========      ===========      ===========

Weighted Average Number of Common Shares
    Used to Compute Net Income (Loss) per
    Weighted Average Share                          1,248,334        1,748,371        1,248,334        1,748,371
                                                  ===========      ===========      ===========      ===========

           See accompanying notes to consolidated financial statements

                                NVCN CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          NINE MONTHS ENDED
                                                             FEBRUARY 28,
                                                          2004          2005
                                                       ---------      ---------
Operating Activities
   Net Income (Loss) Before Extraordinary Item         $ (73,253)     $(131,222)
   Adjustments to Reconcile Net (Loss) to Net Cash
     (Required) by Operating Activities:

         Accounts payable                                 73,253         22,007
         Accrued Compensation-related party                   --         37,500
           Accrued Interest                                   --         71,715
                                                       ---------      ---------
         Net Cash Required by
           Operating Activities                                0              0
                                                       ---------      ---------

Investing Activities:

         Net Cash Required by
           Investing Activities                                0              0
                                                       ---------      ---------

Financing Activities:

       Note payable-related party                              0              0

         Net Cash Provided by
           Financing Activities                                0              0
                                                       ---------      ---------

Increase (Decrease) in Cash and  Cash Equivalents              0              0

Cash and Cash Equivalents at Beginning Of Period               0              0
                                                       ---------      ---------

Cash and Cash Equivalents at End of  Period            $       0      $       0
                                                       ---------      ---------

Supplemental schedules of cash flow information:
      Interest paid                                           --             --
      Income Taxes paid                                       --             --

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

INTERIM FINANCIAL STATEMENTS.

The interim financial statements included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2005. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2004.

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

EARNINGS (LOSS) PER SHARE.

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Effective January 1, 1998, the Company adopted SFAS No. 128. Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the fully diluted losses per share for the nine months of fiscal years 2004 and 2005 were antidilutive, basic and diluted losses per share are the same.

NOTE 3:  GOING CONCERN CONSIDERATIONS

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $131,222 for the nine months ending February 28, 2005. As of February 28, 2005, the Company reported an accumulated deficit of $10,845,722 the industry in which the Company operates is very dynamic and extremely competitive. The Company's ability to generate net income and positive cash flows is dependent on the ability to continue to increase sales while reducing operating costs, as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. As of February 28, 2005, these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 4:  RELATED PARTY TRANSACTION

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

LIQUIDITY AND CAPITAL RESOURCES.

         The Registrant's has a working capital deficit of $1,895,410. Since the Registrant has no operations or plans for such, and because its administrative expenses are minimal, it believes it has sufficient capital to fund its needs as it evaluates any options for future business opportunities.

         To meet existing operating expenses, the Registrant raises funds on an as needed basis. By doing so the Registrant maximizes its ability to continue its operations as it has no other means of revenue.

CAPITAL EXPENDITURES.

         There were no capital expenditures during the quarter ended February 28, 2005.

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

         The Registrant has incurred net losses: $25,443 for the three month period and $73,253 for the nine months periods ended February 28, 2004, compared to $37,655 for the three month period and $131,222 for the nine months period ended February 29, 2005. At February 28, 2005, the Registrant had an accumulated deficit of $10,895,410. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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