Form 10KSB
period 2005-05-31
NVCN CORP
filed 2008-03-19
CIK 740571

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-KSB

                                ----------------

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2005

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
         (State or Other Jurisdiction of                  (I.R.S. Employer
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

         The Registrant's revenues for the fiscal year ended May 31, 2005 were zero. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 31, 2005: $34,867. As of May 31, 2005, the Registrant had 1,748,371 shares of common stock issued and outstanding.

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

   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
             TRANSACTIONS ................................................... 16

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

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on May 31, 2005 (1)
-----------------------------------------

                                                           HIGH        LOW
                                                          ------      -----
Quarter Ended May 31, 2005                                 0.02        0.02
Quarter Ended February 28, 2005                            0.02        0.02
Quarter Ended November 30, 2004                            0.02        0.02
Quarter Ended August 31, 2004                              0.02        0.02

------------
(1) The Registrant's common stock only traded sporadically during this fiscal year

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on May 31, 2003

                                                           HIGH        LOW
                                                          ------      -----
Quarter Ended May 31, 2004                                 0.022       0.02
Quarter Ended February 28, 2004                            0.022      0.022
Quarter Ended November 30, 2003                            0.023      0.022
Quarter Ended August 31, 2003                              0.04       0.021

HOLDERS OF COMMON EQUITY.

         As of May 31, 2005, the Registrant had approximately 1,146 shareholders of record.

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

SALES OF UNREGISTERED SECURITIES.

        There were no sales of unregistered (restricted) securities during the year ending May 31, 2005

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

CAPITAL EXPENDITURES.

         There were no capital expenditures during the fiscal year ended May 31, 2005.

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

         The Registrant incurred a net income of $91,610 for the fiscal year ended May 31, 2004 and a net loss of $169,502 for the fiscal year ended May 31, 2005. The Registrant's current liabilities exceed its current assets by $1,933,690 as of May 31, 2005 and $1,764,187 as of May 31, 2004. At May 31,
2005, the Registrant had an accumulated deficit of $10,884,002. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

ITEM 7.  FINANCIAL STATEMENTS.

         Financial statements as of and for the year ended May 31, 2005, and for the year ended May 31, 2004, are presented in a separate section of this report following Item 14.

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

DIRECTOR AND EXECUTIVE OFFICER.

GARY L. BORGLUND, DIRECTOR.

         Mr. Borglund, age 59, has over ten years of professional experience in new ventures as a principal and executive, as well as ten years as a consultant. Since 1998, Mr. Borglund has worked exclusively with early stage development, high tech and Internet companies. Mr. Borglund serves on several boards of directors for public and private companies and remains in these capacities with regard to the companies to date. Mr. Borglund was Vice President of Marketing for Greenhaven Marketing from 1991 to 1996 and a Director of Red Oak Management from 1996 to 2000. Mr. Borglund was appointed to the board of directors of City Capital Corporation in February 2001, and current serves as president of that firm. Mr. Borglund has attended the University of Minnesota. He became a director of the Registrant on September 28, 2001.

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

ITEM 10.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

=========================================================================================================================
                                     ANNUAL COMPENSATION                        LONG-TERM COMPENSATION
=========================================================================================================================
                                                                             AWARDS              PAYOUTS
                                                                    -------------------------    -------
                                                                                  SECURITIES
                                                                                    UNDER-
                                                        OTHER       RESTRICTED      LYING                         ALL
 NAME AND                                               ANNUAL        STOCK        OPTIONS/       LTIP           OTHER
 PRINCIPAL            YEAR      SALARY     BONUS     COMPENSATION     AWARD(S)       SARS        PAYOUTS     COMPENSATION
 POSITION                        ($)        ($)         ($)            ($)           (#)           ($)         ($)(1)
=========================================================================================================================
Gary Borglund,        2005          --         --          --            --             --            --           --
President (1)(2)      2004          --         --          --            --             --            --           --
                      2003          --         --          --            --             --            --           --
=========================================================================================================================

------------
(1)  Mr. Borglund was appointed a director and president on January 27, 2002.

(2)  Mr. Borglund's salary has been accrued but not paid.

         There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date as there is no existing plan provided for or contributed to by the Registrant. In addition, no remuneration is proposed to be paid in the future directly or indirectly by the Registrant to any officer or director since there no existing plan as of May 31, 2005 which provides for such payment.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of May 31, 2005 (1,748,371 issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Registrant, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

---------------------- ---------------------------------- --------------------------------- -------------------------
   TITLE OF CLASS       NAME AND ADDRESS OF BENEFICIAL    AMOUNT AND NATURE OF BENEFICIAL       PERCENT OF CLASS
                                     OWNER                           OWNER (1)
---------------------- ---------------------------------- --------------------------------- -------------------------
                         David P. Lang, 5451 Hilltop
       Common           Avenue, Lake Elmo, Minnesota
        Stock                       55042                          343,925                         19.73%
---------------------- ---------------------------------- --------------------------------- -------------------------
                        Gary L. Borglund, 2535 Pilot
    Common Stock        Knob Road, Suite 118, Mendota
                          Heights, Minnesota 55120                       0                             0%
---------------------- ---------------------------------- --------------------------------- -------------------------
                          Shares of all directors and
    Common Stock            executive officers as a
                             group (2 persons)                     343,925                         19.73%
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

REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed in the fourth quarter of the fiscal year ended on May 31, 2005.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NVCN CORPORATION



Dated:  March 19, 2008            By: /s/ Gary Borglund
                                      ------------------------------------------
                                      Gary Borglund, Principal Executive Officer
                                      and Principal Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

        Signature                    Title                      Date
-------------------------- -------------------------- --------------------------

/s/  Gary Borglund         President (principal            March 19, 2008
-------------------------  financial and accounting
Gary Borglund              officer)/Director

                              GRUBER & COMPANY, LLC

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
NVCN Corporation
Mendota Heights, Minnesota

We have audited the accompanying balance sheet of NVCN Corporation as of May 31, 2005, and the related statements of operations, shareholders' deficit and cash flows for the years ended May 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NVCN Corporation as of May 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company's recurring losses, negative cash flow from operations and net working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The May 31, 2005 and 2004 financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Gruber & Company, LLC
-------------------------------
Gruber & Company, LLC
Lake Saint Louis, Missouri
March 17, 2008

                                NVCN CORPORATON
                         (FORMERLY NOVACON CORPORATION)
                                  BALANCE SHEET
                                  MAY 31, 2005


                                     ASSETS

Total assets                                                      $          0
                                                                  ============


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
         Accounts payable                                         $     40,626
         Accrued interest                                              475,482
         Accrued compensation  -related parties                         50,000
         Note Payable - related parties                                 15,000
         Note payable- other                                             8,000
          Accrued litigation settlement                              1,344,582
                                                                  ------------

           Total current liabilities                              $  1,933,690
                                                                  ------------

Shareholders' deficit
     Common stock,
         $0.001 par value; 50,000,000 shares authorized
         1,748,371 shares issued and outstanding                         1,748
     Paid-in capital                                                 8,948,564
     Preferred stock, $0.01 par value
         authorized 10,000,000 shares;
         issued and outstanding; none                                       --
    Accumulated deficit                                            (10,884,002)
                                                                  ------------

         Total shareholders' deficit                                (1,933,690)
                                                                  ------------

         Total liabilities and shareholders' deficit              $          0
                                                                  ============






                 See accompanying notes to financial statements

                                 NVCN CORPORATON
                         (FORMERLY NOVACON CORPORATION)
                            STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED MAY 31, 2005 AND 2004


                                                      2004             2005
                                                  -----------      -----------
Net sales                                         $        --      $        --
                                                  -----------      -----------

          Gross profit                                     --               --

General and administrative expense                      3,944           73,882
Interest expense                                       95,621           95,620
                                                  -----------      -----------
                                                       99,565          169,502
                                                  -----------      -----------
Gain due to statutory limitation on debt              191,175               --
                                                  -----------      -----------

         Income (Loss)                                (91,610)        (169,502)

Provision for Income Taxes                                 --               --
                                                  -----------      -----------

         Net income (loss)                        $   (91,610)     $  (169,502)
                                                  ===========      ===========

Net income (loss) per share                       $   (0.0700)     $   (0.0900)
                                                  -----------      -----------

Weighted average number of shares outstanding       1,255,220        1,743,371
                                                  ===========      ===========



















                 See accompanying notes to financial statements

                                 NVCN CORPORATON
                         (FORMERLY NOVACON CORPORATION)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE YEARS ENDED MAY 31, 2005 AND 2004

                                COMMON STOCK
                       -----------------------------       ADDITIONAL                           TOTAL
                          NUMBER           $0.001           PAID-IN        ACCUMULATED      SHAREHOLDERS'
                          SHARES           AMOUNT           CAPITAL          DEFICIT           DEFICIT
                       ------------     ------------     ------------     ------------      ------------

Balances at
     May 31, 2003         1,248,371     $      1,248     $  8,948,564     $(10,806,109)     $ (1,856,297)
                       ============     ============     ============     ============      ============

Stock issued for
  services                  500,000              500
                                                                                                     500


        Net Income               --               --               --           91,610            91,610
                       ------------     ------------     ------------     ------------      ------------


Balance at
     May 31, 2004         1,748,371     $      1,748     $  8,948,564     $(10,714,499)     $ (1,764,187)
                       ------------     ------------     ------------     ------------      ------------

        Net(Loss)                --               --               --         (169,502)         (169,502)
                       ------------     ------------     ------------     ------------      ------------


Balance at
     May 31, 2005         1,748,371     $      1,748     $  8,948,564     $(10,884,002)     $ (1,933,690)
                       ------------     ------------     ------------     ------------      ------------










                 See accompanying notes to financial statements

                                 NVCN CORPORATON
                         (FORMERLY NOVACON CORPORATION)
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MAY 31, 2005, AND 2004

                                                                2004           2005
                                                             ---------      ---------
Cash flows from operating activities:
   Net income(loss)                                          $  91,610      $(169,502)
      Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
        Stock for services                                         500             --
   Increase (decrease) in liabilities:
       Accounts payable                                        (48,272)        23,882
       Accrued interest                                         37,431         95,620
       Accrued compensation-related party                           --         50,000
                                                             ---------      ---------
         Net cash provided(used) in operating activities        81,269             --
                                                             ---------      ---------

Cash flows from investing activities:                               --             --
                                                             ---------      ---------

Cash flows from financing activities:
   Notes payable                                               (81,269)            --
                                                             ---------      ---------
         Net cash provided by financing activities             (81,269)            --
                                                             ---------      ---------
Increase (decrease) in cash                                         --             --

Cash - beginning of year                                            --             --
                                                             ---------      ---------

Cash - end of year                                           $      --      $      --
                                                             =========      =========


Supplemental schedule of cash flow information:
  Interest paid                                              $      --      $      --
                                                             =========      =========

Income taxes paid                                            $      --      $      --
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

                                 NVCN CORPORATON
                         (FORMERLY NOVACON CORPORATION)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

NOTE 6:  INCOME TAXES

For financial statement purposes, no tax benefit has been reported for 2005 as realization of the tax benefits is uncertain. Accordingly, a valuation allowance has been established for the full amount for the deferred tax asset.

At May 31, 2005, for the years indicated, the Company had approximate net operating loss (NOL) carryforwards as follows for income tax purposes:

         Carryforward Expires                    Net Operating Loss
              May 31,                              Carryforwards
              -------                              -------------
                2007                                    46,000
                2011                                    95,000
                2012                                   133,000
                2018                                    41,000
                2019                                    36,000
                2020                                    70,000
                2021                                    22,000
                2022                                    24,000
                2023                                    10,000
                2024                                     5,000
                2025                                    75,000
                                                    ----------
                  Total                             $  557,000

                                 NVCN CORPORATON
                         (FORMERLY NOVACON CORPORATION)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The utilization of the carryforwards is dependent upon the Company's ability to generate sufficient taxable income during the carryforward period. In addition, utilization of these carryforwards may be limited due to ownership changes as defined in the Internal Revenue Code. See Note: 8 "Subsequent Event".

The litigation liability of $1,344,582, recorded in the fiscal year ended May 31, 2000, and not paid as of May 31, 2005, is not included in the above calculation.

NOTE 7:  CHANGES IN SHAREHOLDERS EQUITY

On May 26, 2004, the Company converted services of $ 500 to common shares . This transaction increased the equity by $ 500 to $ 1,748 and did not change the paid in capital.

                                  EXHIBIT INDEX

Number        Description
------        ------------------------------------------------------------------
 31           Rule 13a-14(a)/15d-14(a) Certification of Gary Borglund (see
              below).

 32           Section 1350 Certification of Gary Borglund (see below).