Form 10KSB
period 2006-05-31
NVCN CORP
filed 2008-03-19
CIK 740571

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-KSB

                                ----------------

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2006

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

         The Registrant's revenues for the fiscal year ended May 31, 2005 were zero. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 31, 2006: $34,867. As of May 31, 2006, the Registrant had 1,748,371 shares of common stock issued and outstanding.

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

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on May 31, 2006 (1)
-----------------------------------------

                                                         HIGH        LOW
                                                        ------      -----
Quarter Ended May 31, 2006                              0.0201       0.02
Quarter Ended February 28, 2006                         0.0251       0.02
Quarter Ended November 30, 2005                         0.0201       0.02
Quarter Ended August 31, 2005                           0.0251       0.02

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

HOLDERS OF COMMON EQUITY.

         As of May 31, 2006, the Registrant had approximately 1,146 shareholders of record.

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

SALES OF UNREGISTERED SECURITIES.

        There were no sales of unregistered (restriceted) securities during the year ending May 31, 2006

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

CAPITAL EXPENDITURES.

         There were no capital expenditures during the fiscal year ended May 31, 2006.

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

         The Registrant has incurred net losses: $142,820 for the fiscal year ended May 31, 2006 and $169,502 for the fiscal year ended May 31, 2005. The Registrant's current liabilities exceed its current assets by $2,076,510 as of May 31, 2006 and $1,933,690 as of May 31, 2005. At May 31, 2006, the Registrant
had an accumulated deficit of $11,026,822. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

ITEM 7.  FINANCIAL STATEMENTS.

         Financial statements as of and for the year ended May 31, 2006, and for the year ended May 31, 2005, are presented in a separate section of this report following Item 14.

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

ITEM 10.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

=========================================================================================================================
                                     ANNUAL COMPENSATION                        LONG-TERM COMPENSATION
=========================================================================================================================
                                                                             AWARDS              PAYOUTS
                                                                    -------------------------    -------
                                                                                  SECURITIES
                                                                                    UNDER-
                                                        OTHER       RESTRICTED      LYING                         ALL
 NAME AND                                               ANNUAL        STOCK        OPTIONS/       LTIP           OTHER
 PRINCIPAL            YEAR      SALARY     BONUS     COMPENSATION     AWARD(S)       SARS        PAYOUTS     COMPENSATION
 POSITION                        ($)        ($)         ($)            ($)           (#)           ($)         ($)(1)
=========================================================================================================================
Gary Borglund,        2006     50,000         --          --            --             --            --           --
President (1)(2)      2005     50,000         --          --            --             --            --           --
                      2004         --         --          --            --             --            --           --
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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of May 31, 2006 (1,748,371 issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Registrant, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

---------------------- ---------------------------------- --------------------------------- -------------------------
   TITLE OF CLASS       NAME AND ADDRESS OF BENEFICIAL    AMOUNT AND NATURE OF BENEFICIAL       PERCENT OF CLASS
                                     OWNER                           OWNER (1)
---------------------- ---------------------------------- --------------------------------- -------------------------
                         David P. Lang, 5451 Hilltop
    Common Stock        Avenue, Lake Elmo, Minnesota
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

REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed in the fourth quarter of the fiscal year ended on May 31, 2006.

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

        Signature                    Title                      Date
-------------------------- -------------------------- --------------------------

/s/ Gary Borglund           President (principal            March 19, 2008
--------------------------  financial and accounting
Gary Borglund               officer)/Director

                              GRUBER & COMPANY, LLC

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
NVCN Corporation
(formerly Novacon Corporation)
Mendota Heights, Minnesota

We have audited the accompanying balance sheet of NVCN Corporation as of May 31, 2006, and the related statements of operations, shareholders' deficit and cash flows for the years ended May 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NVCN Corporation as of May 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company's recurring losses, negative cash flow from operations and net working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The May 31, 2006 and 2005 financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Gruber & Company, LLC
Gruber & Company, LLC
Lake Saint Louis, Missouri
March 17, 2008

                                 NVCN CORPORATON
                         (FORMERLY NOVACON CORPORATION)
                                  BALANCE SHEET
                                  MAY 31, 2006


                                     ASSETS

Total assets                                                      $          0
                                                                  ============


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
         Accounts payable                                         $     37,826
         Accrued interest                                              571,102
         Accrued compensation  -related parties                        100,000
         Note Payable - related parties                                 15,000
         Note payable - other                                            8,000
         Accrued litigation settlement                               1,344,582
                                                                  ------------

           Total current liabilities                              $  2,076,510
                                                                  ------------

Long-Term liabilities                                                       --
Shareholders' deficit
     Common stock,
          $0.001 par value; 50,000,000 shares authorized
          1,748,371 shares issued and outstanding                        1,748
      Paid-in capital                                                8,948,564
      Preferred stock, $0.01 par value
       authorized 10,000,000 shares;
       issued and outstanding; none                                         --
     Accumulated deficit                                           (11,026,822)
                                                                  ------------

         Total shareholders' deficit                                (2,076,510)
                                                                  ------------

         Total liabilities and shareholders' deficit              $          0
                                                                  ============





                 See accompanying notes to financial statements

                                 NVCN CORPORATON
                         (FORMERLY NOVACON CORPORATION)
                            STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED MAY 31, 2006 AND 2005


                                                      2006             2005
                                                  -----------      -----------
Net sales                                         $        --      $        --
                                                  -----------      -----------

          Gross profit                                     --               --

General and administrative expense                     60,500           73,882
Interest expense                                       95,620           95,620
                                                  -----------      -----------
          Net Expense                                 156,120          169,502
                                                  -----------      -----------

Gain due to statutory limitation on debt               13,300               --
                                                  -----------      -----------

          Net Loss                                   (142,820)        (169,502)

Provision for Income Taxes                                 --               --
                                                  -----------      -----------

          Net (loss)                              $  (142,820)     $  (169,502)
                                                  ===========      ===========

Net (loss) per share                              $   (0.0800)     $   (0.0900)
                                                  -----------      -----------

Weighted average number of shares outstanding       1,743,371        1,743,371
                                                  ===========      ===========

















                 See accompanying notes to financial statements

                                 NVCN CORPORATON
                         (FORMERLY NOVACON CORPORATION)
                       STATEMENT OF SHAREHOLDERS' DEFICIT
                    FOR THE YEARS ENDED MAY 31, 2006 AND 2005

                                COMMON STOCK
                       -----------------------------       ADDITIONAL                           TOTAL
                          NUMBER           $0.001           PAID-IN        ACCUMULATED      SHAREHOLDERS'
                          SHARES           AMOUNT           CAPITAL          DEFICIT           DEFICIT
                       ------------     ------------     ------------     ------------      ------------
Balance at
     May 31, 2004        1,748,371     $      1,748     $  8,948,564     $(10,714,499)     $ (1,764,187)
                      ------------     ------------     ------------     ------------      ------------

        Net(Loss)               --               --               --         (169,502)
                      ------------     ------------     ------------     ------------      ------------
                                                                                               (169,502)

  Balance at
     May 31, 2005        1,748,371     $      1,748     $  8,948,564     $(10,884,002)     $ (1,933,690)
                                       ------------     ------------     ------------      ------------


        Net(Loss)               --               --               --         (142,820)
                      ------------     ------------     ------------     ------------      ------------
                                                                                                (48,700)

Balance at
     May 31, 2006        1,748,371     $      1,748     $  8,948,564     $(11,026,822)     $ (2,076,510)
                      ------------     ------------     ------------     ------------      ------------






















                 See accompanying notes to financial statements

                                 NVCN CORPORATON
                         (FORMERLY NOVACON CORPORATION)
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MAY 31, 2006, AND 2005


                                                          2006         2005
                                                       ---------     ---------
Cash flows from operating activities:
   Net (loss)                                          $(142,820)    $(169,502)
      Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
   Increase (decrease) in liabilities:
       Accounts payable                                   (2,800)       23,882
       Accrued interest                                   95,621        95,620
       Accrued compensation-related party                 50,000        50,000
                                                       ---------     ---------
         Net cash used in operating activities                --            --
                                                       ---------     ---------

Cash flows from investing activities:                         --            --
                                                       ---------     ---------

Cash flows from financing activities:
   Note payable                                               --            --
                                                       ---------     ---------
         Net cash provided by financing activities            --            --
                                                       ---------     ---------

Increase (decrease) in cash                                   --            --

Cash - beginning of year                                      --            --
                                                       ---------     ---------

Cash - end of year                                     $      --     $      --
                                                       =========     =========


Supplemental schedule of cash flow information:
  Interest paid                                        $      --     $      --
                                                       =========     =========

Income taxes paid                                      $      --     $      --
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

NOTE 6:  INCOME TAXES

For financial statement purposes, no tax benefit has been reported for 2006 as realization of the tax benefits is uncertain. Accordingly, a valuation allowance has been established for the full amount for the deferred tax asset.

At May 31, 2006, for the years indicated, the Company had approximate net operating loss (NOL) carryforwards as follows for income tax purposes:

         Carryforward Expires                         Net Operating Loss
               May 31,                                  Carryforwards
               -------                                  -------------
                 2007                                        46,000
                 2011                                        95,000
                 2012                                       133,000
                 2018                                        41,000
                 2019                                        36,000
                 2020                                        70,000
                 2021                                        22,000
                 2022                                        24,000
                 2023                                        10,000
                 2024                                         5,000
                 2025                                        75,000
                 2026                                        62,000
                                                        -----------
                   Total                                $   619,000

                                 NVCN CORPORATON
                         (FORMERLY NOVACON CORPORATION)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The utilization of the carryforwards is dependent upon the Company's ability to generate sufficient taxable income during the carryforward period. In addition, utilization of these carryforwards may be limited due to ownership changes as defined in the Internal Revenue Code. See Note:8 "Subsequent Event".

The litigation liability of $1,344,582, recorded in the fiscal year ended May 31, 2000, and not paid as of May 31, 2005, is not included in the above calculation.

NOTE 7:  CHANGES IN SHAREHOLDER'S DEFICIT

On May 26, 2004, the Company converted services of $ 500 to common shares . This transaction increased the equity by $ 500 to $ 1,748 and did not change the paid in capital..

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

Minnesota Statutes Sections 336.2-725 and 541.05, state that any action for any breach of contract or product defect claim, respectively, must be commenced within four years of the date that the cause of action arose. These statutes of limitation effectively bar a creditor from bringing legal action against the Company for transactions beyond the four-year limit. For this reason, and since the Company has not conducted business for over six years, management of the Company believes that the liability incurred prior to May 31, 2002 may be written off. The Company has accounted for previously outstanding and previously potential liabilities accordingly.

When the statute of limitation has expired for any liability, the Company will remove that liability from the books of the Company and apply any gain or loss to gain due to statutory limitation on debt. On the basis of the foregoing, the following liability was eliminated before May 31, 2006:

                  Accounts Payable                            $ 13,300

                     Total Liabilities Eliminated:            $ 13,300
                                                              ========

                                 EXHIBIT INDEX


Number      Description
------      --------------------------------------------------------------------
 31         Rule 13a-14(a)/15d-14(a) Certification of Gary Borglund (see below).

 32         Section 1350 Certification of Gary Borglund (see below).