Form 10QSB
period 2006-11-30
NVCN CORP
filed 2008-03-19
CIK 740571

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

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2006

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

As of November 30, 2006, the Registrant had 1,748,371 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                 Yes [X] No [ ]

Transitional Small Business Disclosure Format (check one):       Yes [ ] No [X]

================================================================================

                                TABLE OF CONTENTS

PART I  - FINANCIAL INFORMATION                                             PAGE

     ITEM 1. FINANCIAL STATEMENTS

             BALANCE SHEET AS OF
             NOVEMBER 30, 2006 ..............................................  3

             STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED
             NOVEMBER 30, 2005 AND NOVEMBER 30, 2006 ........................  4

             STATEMENTS OF CASH FLOWS
             FOR THREE MONTHS ENDED
             NOVEMBER 30, 2005 AND NOVEMBER 30, 2006 ........................  5

             NOTES TO FINANCIAL STATEMENTS ..................................  6

     ITEM 2. PLAN OF OPERATION ..............................................  9

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

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE
             OF SECURITY HOLDERS ............................................ 14

     ITEM 5. OTHER INFORMATION .............................................. 14

     ITEM 6. EXHIBITS ....................................................... 14

SIGNATURES .................................................................. 15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                NVCN CORPORATION
                                  BALANCE SHEET
                                NOVEMBER 30, 2006
                                   (UNAUDITED)

                                     ASSETS

Total Assets                                                    $          0
                                                                ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
          Accounts Payable and Accrued Expenses                 $     43,927
          Accrued Interest                                           618,913
          Accrued Compensation - related party                       125,000
       Accrued Litigation Settlement                               1,344,582
       Note Payable- Related Parties                                  15,000
       Note Payable- third party                                      12,763
                                                                ------------

                   Total Current Liabilities                       2,160,185
                                                                ------------

Stockholders' Deficit
   Common Stock, $0.001 Par Value;
     Authorized 50,000,000 shares;
     Issued and Outstanding 1,748,371 Shares                           1,748
Preferred stock, $0.01 par value
       authorized 10,000,000 shares;
        issued and outstanding; none                                      --
   Additional Paid-In Capital                                      8,948,564
   Retained Earnings (Deficit)                                   (11,110,497)
                                                                ------------

       Total Stockholders' Deficit                                (2,160,185)
                                                                ------------
                                                                $          0








           See accompanying notes to consolidated financial statements

                                NVCN CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                          NOVEMBER 30                        NOVEMBER 30
                                                      2005             2006             2005             2006
                                                  -----------      -----------      -----------      -----------
Sales                                             $        --      $        --      $        --      $        --

Cost of Sales                                              --               --               --               --
                                                  -----------      -----------      -----------      -----------
       Gross Profit (Loss)                                 --               --               --               --

Selling, General, and Administrative Expenses          38,280           43,394           79,560           83,674

Net Income (Loss) Before Income Taxes                 (38,280)         (43,394)         (79,560)         (83,674)

Income Tax Expense (Benefit)                               --               --               --               --
                                                  -----------      -----------      -----------      -----------

       Net Income (Loss)                              (38,280)     $   (43,394)     $   (79,560)     $   (83,674)
                                                  ===========      ===========      ===========      ===========

Basic and Diluted Loss per Common Share
       Net Income (Loss)                          $   (0.0200)     $   (0.0200)         (0.0400)     $   (0.0400)
                                                  ===========      ===========      ===========      ===========

Weighted Average Number of Common Shares
    Used to Compute Net Income (Loss) per
    Weighted Average Share                          1,748,371        1,748,371        1,748,371        1,748,371
                                                  ===========      ===========      ===========      ===========




















           See accompanying notes to consolidated financial statements

                                NVCN CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                          SIX MONTHS ENDED
                                                             NOVEMBER 31,
                                                         2005          2006
                                                       --------      --------
Operating Activities
   Net Income (Loss) Before Extraordinary Item         $(79,560)     $(83,674)
   Adjustments to Reconcile Net (Loss) to Net Cash
     (Required) by Operating Activities:

        Accounts payable                                  6,750        10,864
        Accrued compensation                             25,000        25,000
        Accrued interest                                 47,810        47,810
                                                       --------      --------
         Net Cash Required by
           Operating Activities                               0             0
                                                       --------      --------

Investing Activities:
   Cash given in consideration with
    stock and other assets for the reduction
     of accrued compensation liabilities                      0             0

         Net Cash Required by
           Investing Activities                               0             0
                                                       --------      --------

Financing Activities:

         Net Cash Provided by
           Financing Activities                               0             0
                                                       --------      --------

Increase (Decrease) in Cash and  Cash Equivalents             0             0

Cash and Cash Equivalents at Beginning Of Period              0             0
                                                       --------      --------

Cash and Cash Equivalents at End of Period             $      0             0
                                                       ========      ========


Supplemental schedules of cash flow information:
      Interest paid                                          --            --
      Income Taxes paid                                      --            --

















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

On September 29, 2006, the Company and CMVB entered into an Administrative Service Agreement providing for the Company to manage the business and affairs of CMVB for a monthly fee until the completion of the share exchange.

INTERIM FINANCIAL STATEMENTS.

The interim financial statements included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with

                                NVCN CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


accounting principles generally accepted in the United States of America have been condensed or omitted. The interim financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2006. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2007.

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

EARNINGS (LOSS) PER SHARE.

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Effective January 1, 1998, the Company adopted SFAS No. 128. Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the fully diluted losses per share for the six months of fiscal years 2004 and 2003 were antidilutive, basic and diluted losses per share are the same. Accordingly, rights to purchase common issuable upon conversion of convertible debentures were not included in the calculation of diluted earnings per common share.

                                NVCN CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


NOTE 3:  GOING CONCERN CONSIDERATIONS

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $43,394 for the three months ending November 30, 2006 and $ 83,674 for the six months ending the same period. As of November 30, 2006, the Company reported an accumulated deficit of $11,110,497. The industry in which the Company operates is very dynamic and extremely competitive. The Company's ability to generate net income and positive cash flows is dependent on the ability to continue to increase sales while reducing operating costs, as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. As of November 30, 2006, these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

LIQUIDITY AND CAPITAL RESOURCES.

         The Registrant's has a working capital deficit of $ 2,160,185. Since the Registrant has no operations or plans for such, and because its administrative expenses are minimal, it believes it has sufficient capital to fund its needs as it evaluates any options for future business opportunities.

         To meet existing operating expenses, the Registrant raises funds on an as needed basis. By doing so the Registrant maximizes its ability to continue its operations as it has no other means of revenue.

CAPITAL EXPENDITURES.

         There were no capital expenditures during the quarter ended November 30, 2006

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

         The Registrant has incurred net losses: $38,280 for the three month and $ 79,560 for the six months periods ended November 30, 2005, compared to $ 43,394 for the three month period and $ 83,674 for the six months period ended November 30, 2006. At November 30, 2006, the Registrant had an accumulated deficit of $11,110,497. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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