Form 10QSB
period 2004-11-30
NVCN CORP
filed 2008-03-20
CIK 740571

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                         FORM 10-QSB

(Mark One)[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2004

                                       OR


[ ] TRANSITIONREPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER: 0-13187

                                NVCN CORPORATION
                                ----------------
             (Exact Name of Registrant as Specified in Its Charter)

                         DELAWARE                             13-3074570
                         --------                             ----------
(State or Other Jurisdiction of Incorporation              (I.R.S. Employer
             or Organization)                             Identification No.)

 1800 Wooddale Drive, Suite 208, Woodbury, Minnesota            55125
-----------------------------------------------------           ------
      (Address of Principal Executive Offices)                (Zip Code)

                                 (651) 452-1606
                                 --------------
                         (Registrant's Telephone Number)

                             Novacon Corporation
--------------------------------------------------------------------------------
              (Former Name, Former Address, and Former Fiscal Year,
                          if Changed Since Last Report)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such
filing requirements for the past 90 days.  Yes [ ]  No [X]      .

    As of November 30, 2004, the Registrant had 1,748,371 shares of common stock issued and outstanding.

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X].

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                      PAGE

  Item 1.  FINANCIAL STATEMENTS

           BALANCE SHEET AS OF NOVEMBER 30, 2004..............................3

           STATEMENTS OF OPERATIONSFOR THE THREE MONTHS ENDED
           NOVEMBER 30, 2004AND NOVEMBER 30, 2003.............................4

           STATEMENTS OF CASH FLOWS FOR THREE MONTHS ENDED
           NOVEMBER 30, 2004and NOVEMBER 30, 2003.............................5

           NOTES TO FINANCIAL STATEMENTS......................................6

  ITEM 2. PLAN OF OPERATION...................................................9

  ITEM 3.  CONTROLS AND PROCEDURES............................................13

PART II - OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS..................................................14

  ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS........14

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES....................................14

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................14

  ITEM 5.  OTHER INFORMATION..................................................14

  ITEM 6.  EXHIBITS...........................................................14

SIGNATURES....................................................................15

                                       2

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                NVCN CORPORATION
                                  BALANCE SHEET
                                November 30, 2004
                                   (Unaudited)

                                     ASSETS

Total Assets                                                         $         0
                                                                     ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
        Accounts Payable and Accrued Expenses                       $     37,501
        Accrued Interest                                                 427,671
        Accrued Compensation - related party                              25,000
      Accrued Litigation Settlement                                    1,344,582
        Note Payable- Related Parties                                     15,000
        Note Payable- third party                                          8,000
                                                                     -----------

                 Total Current Liabilities                             1,857,754
                                                                     -----------
Stockholders' Deficit
   Common Stock, $0.001 Par Value;
     Authorized 50,000,000 shares;
     Issued and Outstanding 1,748,371 Shares                               1,748
Preferred stock, $0.01 par value
       authorized 10,000,000 shares;
        issued and outstanding; none                                          --
   Additional Paid-In Capital                                          8,948,564
   Retained Earnings (Deficit)                                      (10,808,066)
                                                                   -------------
       Total Stockholders' Deficit                                   (1,857,754)
                                                                   $           0
                                                                   =============

           See accompanying notes to consolidated financial statements

                                NVCN CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         Three Months Ended           Six Months Ended
                                                            November 30                  November 30
                                                    ----------------------------   -------------------------
                                                       2003             2004          2003            2004
                                                    ---------       ------------   ---------       ---------

Sales                                               $      --        $        --   $      --        $     --
Cost of Sales                                              --                 --          --              --
                                                    ---------        -----------   ---------        --------
       Gross Profit (Loss)                                 --                 --          --              --

Selling, General, and Administrative Expenses          23,905            36,851       47,810          93,567

Net Income (Loss) Before Income Taxes                 (23,905)          (36,851)     (47,810)        (93,567)

Income Tax Expense (Benefit)                               --                 --          --              --
                                                    ---------        -----------   ---------        --------

       Net Income (Loss)                              (23,905)       $  (36,851)     (47,810)        (93,567)
                                                    =========        ==========    =========        ========

Basic and Diluted Loss per Common Share
       Net Income (Loss)                            $ (0.0100)         $(0.0200)    $(0.0300)       $(0.0500)
                                                    ---------        -----------   ---------        --------

Weighted Average Number of Common Shares
    Used to Compute Net Income (Loss) per
    Weighted Average Share                          1,748,371         1,748,371    1,748,371       1,748,371
                                                    =========        ==========    =========       =========

           See accompanying notes to consolidated financial statements

                                NVCN CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               SIX MONTHS ENDED
                                                                  NOVEMBER 31,
                                                            ----------------------
                                                               2003        2004
                                                            ----------   ---------
Operating Activities

   Net Income (Loss) Before Extraordinary Item              $   47,810)  $  93,567)
   Adjustments to Reconcile Net (Loss) to Net Cash
     (Required) by Operating Activities:
        Accounts payable                                        47,810      20,757
       Accrued compensation                                         --      25,000
       Accrued interest                                             --      47,810
                                                            ----------    --------
         Net Cash Required by Operating Activities                   0           0
                                                            ----------    --------

Investing Activities:
   Cash given in consideration with stock and other assets for
   the reduction of accrued compensation liabilities                 0           0

         Net Cash Required by Investing Activities                   0           0
                                                            ----------    --------

Financing Activities:

         Net Cash Provided by Financing Activities                   0           0
                                                            ----------    --------

Increase (Decrease) in Cash and  Cash Equivalents                    0           0

Cash and Cash Equivalents at Beginning Of Period                     0           0

Cash and Cash Equivalents at End of Period                 $         0           0
                                                            ==========    ========
Supplemental schedules of cash flow information:
      Interest paid                                                --           --
      Income Taxes paid                                            --           --

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

NOTE2:  CRITICAL ACCOUNTING POLICIES

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

NOTE 3: GOING CONCERN CONSIDERATIONS

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $36,851 for the three months ending November 30, 2004 and $ 93,567 for the six months ending the same period. As of November 30, 2004, the Company reported an accumulated deficit of $10,808,066. The industry in which the Company operates is very dynamic and extremely competitive. The Company's ability to generate net income and positive cash flows is dependent on the ability to continue to increase sales while reducing operating costs, as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. As of November 30, 2004, these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Liquidity and Capital Resources.

     The Registrant's has a working capital deficit f $ 1,857,754. Since the Registrant has no operations or plans for such, and because its administrative expenses are minimal, it believes it has sufficient capital to fund its needs as it evaluates any options for future business opportunities.

     To meet existing operating expenses, the Registrant raises funds on an as needed basis. By doing so the Registrant maximizes its ability to continue its operations as it has no other means of revenue.

Capital Expenditures.

     There were no capital expenditures during the quarter ended November
30, 2004

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

     The Registrant has incurred net losses: $23,905 for the three month and $47,810 for the six months periods ended November 30, 2003, compared to $36,851for the three month period and $ 93,567 for the six months period ended November 30, 2004. At November 30, 2004, the Registrant had an accumulated deficit of $10,808,066. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

     If funding is insufficient at any time in the future, the Registrant may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business, operating results and financial condition. In addition, insufficient funding may have a material adverse effect on the company's financial condition, hich could require the company to:

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

(h) No Assurance of Continued Public Trading Market and Risk of Low Priced Securities May Affect Market Value of Registrant's Stock.

     There has been only a limited public market for the common stock of the Registrant. The common stock of the Registrant is not currently traded on any exchange. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Registrant's securities. In addition, the common stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. The regulations governing low-priced or penny stocks sometimes limit the ability of broker-dealers to sell the Registrant's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

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

Forward Looking Statements.

     The foregoing management's discussion and analysis of financial condition and results of operations contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to the Registrants estimates as to the adequacy of its capital resources, its need and ability to obtain additional financing, its operating losses and negative cash flow, and its critical accounting policies. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above. These forward-looking statements speak only as of the date hereof. The Registrant expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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