Form 10QSB
period 2005-08-31
NVCN CORP
filed 2008-03-20
CIK 740571

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2005

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

         As of August 31, 2005, the Registrant had 1,748,371 shares of common stock issued and outstanding.

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ].

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X].

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE

         ITEM 1.  FINANCIAL STATEMENTS

                  BALANCE SHEET AS OF
                  AUGUST 31, 2005............................................3

                  STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED
                  AUGUST 31, 2005 AND AUGUST 31, 2004........................4

                  STATEMENTS OF CASH FLOWS
                  FOR THREE MONTHS ENDED
                  AUGUST 31, 2005 AND AUGUST 31, 2004........................5

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

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS.......................................14

         ITEM 5.  OTHER INFORMATION.........................................14

         ITEM 6.  EXHIBITS..................................................14

SIGNATURES..................................................................15

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                NVCN CORPORATION
                                  BALANCE SHEET
                                 AUGUST 31, 2005
                                   (UNAUDITED)

                                ASSETS

Total Assets                                                       $          0
                                                                   ============

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
          Accounts Payable and Accrued Expenses                    $     45,501
          Accrued Interest                                              499,387
          Accrued Compensation- related party                            62,500
          Accrued Litigation Settlement                               1,344,582
          Notes Payable- Related Parties                                 15,000
          Notes Payable- Third Party                                      8,000
                                                                   ------------

              Total Current Liabilities                               1,974,970
                                                                   ------------

Stockholders' Deficit
   Common Stock, $0.001 Par Value;
     Authorized 50,000,000 shares;
     Issued and Outstanding 1,748,371 Shares                              1,748
     Preferred stock, $0.01 par value
       authorized 10,000,000 shares;
        issued and outstanding; none                                         --
   Additional Paid-In Capital                                         8,948,564
   Retained Earnings (Deficit)                                      (10,925,282)
                                                                   ------------

       Total Stockholders' Deficit                                   (1,974,970)
                                                                   ------------

                                                                   $          0
                                                                   ============

           See accompanying notes to consolidated financial statements

                                NVCN CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                            AUGUST 31,
                                                       2005             2004
                                                   -----------      -----------
Sales                                              $         0      $         0

Cost of Sales                                                0                0
                                                   -----------      -----------
       Gross Profit (Loss)                                   0                0

Selling, General, and Administrative Expenses           41,280           56,715
                                                   -----------      -----------

Net Income (Loss) Before Income Taxes                  (41,280)         (56,715)

Income Tax Expense (Benefit)                                --               --
                                                   -----------      -----------

       Net Income (Loss)                           $   (41,280)     $   (56,715)
                                                   ===========      ===========

Basic and Diluted Loss per Common Share

       Net Income (Loss)                           $     (0.02)     $     (0.03)
                                                   ===========      ===========

Weighted Average Number of Common Shares
    Used to Compute Net Income (Loss) per
    Weighted Average Share                           1,748,371        1,748,371
                                                   ===========      ===========

           See accompanying notes to consolidated financial statements

                                NVCN CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                               AUGUST 31,
                                                           2005          2004
                                                         --------      --------
Operating Activities
   Net Income (Loss) Before Extraordinary Item           $(41,280)     $(56,715)
   Adjustments to Reconcile Net (Loss) to Net Cash
     (Required) by Operating Activities:
           Accounts payable                                 4,875        20,310
           Accrued Interest                                23,905        23,905
           Accrued compensation-related party              12,500        12,500
         Net Cash Required by
           Operating Activities                                 0             0
                                                         --------      --------

Investing Activities:
   Cash given in consideration with
    stock and other assets for the reduction
     of accrued compensation liabilities                        0             0
                                                         --------      --------

         Net Cash Required by
           Investing Activities                                 0             0
                                                         --------      --------

Financing Activities:

         Net Cash Provided by
           Financing Activities                                 0             0
                                                         --------      --------

Increase (Decrease) in Cash and  Cash Equivalents               0             0

Cash and Cash Equivalents at Beginning Of Period                0             0
                                                         --------      --------

Cash and Cash Equivalents at End of  Period              $      0      $      0
                                                         ========      ========

Supplemental schedules of cash flow information:

      Interest paid                                            --            --
      Income Taxes paid                                        --            --

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

NOTE 3:  GOING CONCERN CONSIDERATIONS

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $41,280 for the three months ending August 31, 2005. As of August 31, 2005 the Company reported an accumulated deficit of $10,925,282. The industry in which the Company operates is very dynamic and extremely competitive. The Company's ability to generate net income and positive cash flows is dependent on the ability to continue to increase sales while reducing operating costs, as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. As of August 31, 2005, these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

LIQUIDITY AND CAPITAL RESOURCES.

         The Registrant's has a working capital deficit of $1,974,970. Since the Registrant has no operations or plans for such, and because its administrative expenses are minimal, it believes it has sufficient capital to fund its needs as it evaluates any options for future business opportunities.

         To meet existing operating expenses, the Registrant raises funds on an as needed basis. By doing so the Registrant maximizes its ability to continue its operations as it has no other means of revenue.

CAPITAL EXPENDITURES.

         There were no capital expenditures during the quarter ended August 31, 2005.

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

         The Registrant has incurred net losses: $41,280 for the three months ended August 31, 2005, $56,715 for the three months period ended August 31, 2004. At August 31, 2005, the Registrant had an accumulated deficit of $10,925,282. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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