Form 10QSB
period 2005-11-30
NVCN CORP
filed 2008-03-20
CIK 740571

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2005

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________


                         COMMISSION FILE NUMBER: 0-13187


                                NVCN CORPORATION
              -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                         DELAWARE                           13-3074570
  ---------------------------------------------        ------------------
  (State or Other Jurisdiction of Incorporation         (I.R.S. Employer
             or Organization)                          Identification No.)

1800 Wooddale Drive, Suite 208, Woodbury, Minnesota          55125
---------------------------------------------------        -----------
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [ [ No [X] .

     As of November 30, 20054, the Registrant had 1,748,371 shares of common stock issued and outstanding.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     Transitional Small Business Disclosure Format (check one): Yes No [X].

                                                             TABLE OF CONTENTS

                                                                            PAGE
PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

           BALANCE SHEET AS OF NOVEMBER 30, 2005...........................   3

           STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
           NOVEMBER 30, 2005 AND NOVEMBER 30, 2004.........................   4

           STATEMENTS OF CASH FLOWS FOR THREE MONTHS ENDED
           NOVEMBER 30, 2005 And NOVEMBER 30, 2004.........................   5

           NOTES TO FINANCIAL STATEMENTS...................................   6

         ITEM 2.  PLAN OF OPERATION........................................   9

         ITEM 3.  CONTROLS AND PROCEDURES..................................   13

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS........................................   14

         ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.14

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..........................   14

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......   14

         ITEM 5.  OTHER INFORMATION........................................   14

         ITEM 6.  EXHIBITS.................................................   14

SIGNATURES.................................................................   15

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                NVCN CORPORATION
                                  BALANCE SHEET
                                November 30, 2005
                                   (Unaudited)

                                     ASSETS
Total Assets                                                        $          0
                                                                    ============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
          Accounts Payable and Accrued Expenses                     $    47,376
          Accrued Interest                                              523,292
          Accrued Compensation - related party                           75,000
       Accrued Litigation Settlement                                  1,344,582
       Note Payable- Related Parties                                     15,000
       Note Payable- third party                                          8,000
                                                                    ------------
                   Total Current Liabilities                           2,013,250

Stockholders' Deficit
   Common Stock, $0.001 Par Value;
     Authorized 50,000,000 shares;
     Issued and Outstanding 1,748,371 Shares                              1,748
Preferred stock, $0.01 par value
       authorized 10,000,000 shares;
        issued and outstanding; none                                         --
   Additional Paid-In Capital                                         8,948,564
   Retained Earnings (Deficit)                                      (10,963,562)
                                                                    ------------
       Total Stockholders' Deficit                                   (2,013,250)
                                                                    ------------
                                                                    $         0
                                                                    ============

           See accompanying notes to consolidated financial statements
                                       3

                                NVCN CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                         Three Months Ended           Six Months Ended
                                                            November 30                  November 30
                                                    ----------------------------   -------------------------
                                                       2005             2004          2005            2004
                                                    ---------       ------------   ---------       ---------

Sales                                               $      --        $        --   $      --        $     --
Cost of Sales                                              --                 --          --              --
                                                    ---------        -----------   ---------        --------
       Gross Profit (Loss)                                 --                 --          --              --

Selling, General, and Administrative Expenses          38,280            36,851       79,560          93,567

Net Income (Loss) Before Income Taxes                 (38,280)          (36,851)     (79,560)        (93,567)

Income Tax Expense (Benefit)                               --                 --          --              --
                                                    ---------        -----------   ---------        --------

       Net Income (Loss)                              (38,280)       $  (36,851)     (79,560)        (93,567)
                                                    =========        ==========    =========        ========

Basic and Diluted Loss per Common Share
       Net Income (Loss)                            $ (0.0200)         $(0.0200)    $(0.0400)       $(0.0500)
                                                    ---------        -----------   ---------        --------

Weighted Average Number of Common Shares
    Used to Compute Net Income (Loss) per
    Weighted Average Share                          1,748,371         1,748,371    1,248,371       1,748,371
                                                    =========        ==========    =========       =========

           See accompanying notes to consolidated financial statements

                                NVCN CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                               SIX MONTHS ENDED
                                                                  NOVEMBER 31,
                                                            ----------------------
                                                               2003        2004
                                                            ----------   ---------
Operating Activities

   Net Income (Loss) Before Extraordinary Item              $  (79,560)  $ (93,567)
   Adjustments to Reconcile Net (Loss) to Net Cash
     (Required) by Operating Activities:
       Accounts payable                                          6,750      20,757
       Accrued compensation                                     25,000      25,000
       Accrued interest                                         47,810      47,810
                                                            ----------    --------
         Net Cash Required by Operating Activities                   0           0
                                                            ----------    --------

Investing Activities:
   Cash given in consideration with stock and other assets for
   the reduction of accrued compensation liabilities                 0           0

         Net Cash Required by Investing Activities                   0           0
                                                            ----------    --------

Financing Activities:

         Net Cash Provided by Financing Activities                   0           0
                                                            ----------    --------

Increase (Decrease) in Cash and  Cash Equivalents                    0           0

Cash and Cash Equivalents at Beginning Of Period                     0           0

Cash and Cash Equivalents at End of Period                 $         0           0
                                                            ==========    ========
Supplemental schedules of cash flow information:
      Interest paid                                                --           --
      Income Taxes paid                                            --           --

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

Income Taxes.

In February 1992, the Financial Accounting Standards Board ("FASB"") issued Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS No. 109 required a change from the deferred method of accounting for income taxes of Accounting Principles Board Opinion No. 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Effective January 1, 1993, the Company adopted SFAS No. 109.

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

NOTE 3:  GOING CONCERN CONSIDERATIONS

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $38,280 for the three months ending November 30, 2005 and $ 79,560 for the six months ending the same period. As of November 30, 2005, the Company reported an accumulated deficit of $10,963,562. The industry in which the Company operates is very dynamic and extremely competitive. The Company's ability to generate net income and positive cash flows is dependent on the ability to continue to increase sales while reducing operating costs, as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. As of November 30, 2005, these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Liquidity and Capital Resources.

     The Registrant's has a working capital deficit of $2,013,250. Since the Registrant has no operations or plans for such, and because its administrative expenses are minimal, it believes it has sufficient capital to fund its needs as it evaluates any options for future business opportunities.

     To meet existing operating expenses, the Registrant raises funds on an as needed basis. By doing so the Registrant maximizes its ability to continue its operations as it has no other means of revenue.

Capital Expenditures.

     There were no capital expenditures during the quarter ended November 30,
2005

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

     The Registrant has incurred net losses: $38,281 for the three month and $79,560 for the six months periods ended November 30, 2005, compared to $36,851 for the three month period and $ 93,567 for the six months period ended November 30, 2004. At November 30, 2005, the Registrant had an accumulated deficit of $10,963,562. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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