Form 10KSB
period 2007-05-31
NVCN CORP
filed 2008-03-20
CIK 740571

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

                     FOR THE FISCAL YEAR ENDED MAY 31, 2007

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

         The Registrant's revenues for the fiscal year ended May 31, 2007 were zero. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 31, 2007: $34,867. As of May 31, 2007, the Registrant had 1,748,371 shares of common stock issued and outstanding.

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

   ITEM 7.   FINANCIAL STATEMENTS ........................................... 12

   ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE ......................... 12

PART III.

   ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
             AND CONTROL PERSONS; COMPLIANCE WITH
             SECTION 16(A) OF THE EXCHANGE ACT .............................. 13

   ITEM 10.  EXECUTIVE COMPENSATION ........ ................................ 14

   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT, AND RELATED
             STOCKHOLDER MATTERS ............................................ 14

   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
             TRANSACTIONS ................................................... 15

   ITEM 13.  CONTROLS AND PROCEDURES ........................................ 15

   ITEM 14.  EXHIBITS, REPORTS ON FORM 8-K .................................. 15

SIGNATURE ................................................................... 16

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

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on May 31, 2007 (1)
-----------------------------------------

                                                         HIGH        LOW
                                                        ------      -----
Quarter Ended May 31, 2007                              0.0201       0.02
Quarter Ended February 28, 2007                         0.0251       0.02
Quarter Ended November 30, 2006                         0.0201       0.02
Quarter Ended August 31, 2006                           0.0251       0.02

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

HOLDERS OF COMMON EQUITY.

         As of May 31, 2007, the Registrant had approximately 1,146 shareholders of record.

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

SALES OF UNREGISTERED SECURITIES.

        There were no sales of unregistered (restriceted) securities during the year ending May 31, 2007

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

CAPITAL EXPENDITURES.

There were no capital expenditures during the fiscal year ended May 31, 2007.

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

         The Registrant has incurred net losses: $142,820 for the fiscal year ended May 31, 2006 and $165,109 for the fiscal year ended May 31, 2007. The Registrant's current liabilities exceed its current assets by $2,076,10 as of May 31, 2006 and $2,241,620 as of May 31, 2007. At May 31, 2007, the Registrant
had an accumulated deficit of $11,191,932. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

ITEM 7.  FINANCIAL STATEMENTS.

         Financial statements as of and for the year ended May 31, 2006, and for the year ended May 31, 2007, are presented in a separate section of this report following Item 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

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

DIRECTOR AND EXECUTIVE OFFICER.

GARY L. BORGLUND, DIRECTOR.

         Mr. Borglund, age 61, has over eleven years of professional experience in new ventures as a principal and executive, as well as ten years as a consultant. Since 1998, Mr. Borglund has worked exclusively with early stage development, high tech and Internet companies. Mr. Borglund serves on several boards of directors for public and private companies and remains in these capacities with regard to the companies to date. Mr. Borglund was Vice President of Marketing for Greenhaven Marketing from 1991 to 1996 and a Director of Red Oak Management from 1996 to 2000. Mr. Borglund was appointed to the board of directors of City Capital Corporation of America in February 2001, and current serves as president of that firm. Mr. Borglund has attended the University of Minnesota. He became a director of the Registrant on September 28, 2001.

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

ITEM 10.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

=========================================================================================================================
                                     ANNUAL COMPENSATION                        LONG-TERM COMPENSATION
=========================================================================================================================
                                                                             AWARDS              PAYOUTS
                                                                    -------------------------    -------
                                                                                  SECURITIES
                                                                                    UNDER-
                                                        OTHER       RESTRICTED      LYING                         ALL
 NAME AND                                               ANNUAL        STOCK        OPTIONS/       LTIP           OTHER
 PRINCIPAL            YEAR      SALARY     BONUS     COMPENSATION     AWARD(S)       SARS        PAYOUTS     COMPENSATION
 POSITION                        ($)        ($)         ($)            ($)           (#)           ($)         ($)(1)
=========================================================================================================================
Gary Borglund,        2007     50,000         --          --            --             --            --           --
President (1)(2)      2006     50,000         --          --            --             --            --           --
                      2005     50,000         --          --            --             --            --           --
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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of May 31, 2007 (1,748,371 issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Registrant, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

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

         Since January 2002, the Registrant has been provided office space without cost by the president of the company.

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

REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed in the fourth quarter of the fiscal year ended on May 31, 2007.

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

/s/ Gary Borglund          President (principal            March 19, 2008
-------------------------  financial and accounting
Gary Borglund              officer)/Director

                              GRUBER & COMPANY, LLC

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
NVCN Corporation
(formerly Novacon Corporation)
Mendota Heights, Minnesota

We have audited the accompanying balance sheet of NVCN Corporation as of May 31, 2007, and the related statements of operations, shareholders' deficit and cash flows for the years ended May 31, 2006 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company's internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NVCN Corporation as of May 31, 2006 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company's recurring losses, negative cash flow from operations and net working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The May 31, 2006 and 2007 financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Gruber & Company, LLC
---------------------------
Gruber & Company, LLC
Lake Saint Louis, Missouri
January 18, 2008

                                NVCN CORPORATION
                         (FORMERLY NOVACON CORPORATION)
                                  BALANCE SHEET
                                  MAY 31, 2007


                                     ASSETS

Total assets                                                      $          0
                                                                  ============


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
         Accounts payable                                         $     52,552
         Accrued interest                                              666,723
         Accrued compensation -related parties                         150,000
         Note Payable - related parties                                 15,000
         Note payable - other                                           12,763
         Accrued litigation settlement                               1,344,582
                                                                  ------------

           Total current liabilities                              $  2,241,620
                                                                  ------------

Long-Term liabilities                                                       --
Shareholders' deficit
     Common stock,
         $0.001 par value; 50,000,000 shares authorized
         1,748,371 shares issued and outstanding                         1,748
      Paid-in capital                                                8,948,564
      Preferred stock, $0.01 par value
       authorized 10,000,000 shares;
        issued and outstanding; none                                        --
     Accumulated deficit                                           (11,191,932)
                                                                  ------------

         Total shareholders' deficit                                (2,241,620)
                                                                  ------------

         Total liabilities and shareholders' deficit              $          0
                                                                  ============





                 See accompanying notes to financial statements

                                 NVCN CORPORATON
                         (FORMERLY NOVACON CORPORATION)
                            STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED MAY 31, 2006 AND 2007


                                                      2006             2007
                                                  -----------      -----------
Net sales                                         $        --      $        --
                                                  -----------      -----------

          Gross profit                                     --               --

General and administrative expense                     60,500           69,489
Interest expense                                       95,620           95,620
                                                  -----------      -----------
          Net Expense                                 156,120          165,109
                                                  -----------      -----------

Gain due to statutory limitation on debt               13,300               --
                                                  -----------      -----------

          Net Loss                                   (142,820)        (165,109)

Provision for Income Taxes                                 --               --
                                                  -----------      -----------

          Net (loss)                              $  (142,820)     $  (165,109)
                                                  ===========      ===========

Net (loss) per share                              $   (0.0800)     $ ( 0.0900)
                                                  -----------      -----------

Weighted average number of shares outstanding       1,748,371        1,748,371
                                                  ===========      ===========

















                 See accompanying notes to financial statements

                                 NVCN CORPORATON
                         (FORMERLY NOVACON CORPORATION)
                       STATEMENT OF SHAREHOLDERS' DEFICIT
                    FOR THE YEARS ENDED MAY 31, 2006 AND 2007


                                COMMON STOCK
                       -----------------------------       ADDITIONAL                           TOTAL
                          NUMBER           $0.001           PAID-IN        ACCUMULATED      SHAREHOLDERS'
                          SHARES           AMOUNT           CAPITAL          DEFICIT           DEFICIT
                       ------------     ------------     ------------     ------------      ------------
  Balance at
     May 31, 2005         1,748,371      $      1,748     $  8,948,564     $(10,884,002)     $ (1,933,690)
                       ------------      ------------     ------------     ------------      ------------


        Net(Loss)                --                --               --         (142,820)         (142,820)
                       ------------      ------------     ------------     ------------      ------------

Balance at
     May 31, 2006         1,748,371      $      1,748     $  8,948,564     $(11,026,822)     $ (2,076,510)
                       ------------      ------------     ------------     ------------      ------------


        Net(Loss)                --                --               --         (165,109)         (165,109)
                       ------------      ------------     ------------     ------------      ------------

Balance at
     May 31, 2007         1,748,371      $      1,748     $  8,948,564     $(11,191,932)     $ (2,241,620)
                       ------------      ------------     ------------     ------------      ------------












                 See accompanying notes to financial statements

                                 NVCN CORPORATON
                         (FORMERLY NOVACON CORPORATION)
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MAY 31, 2007, AND 2006


                                                          2006           2007
                                                        ---------     ---------
Cash flows from operating activities:
   Net (loss)                                           $(142,820)    $(165,109)
      Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
   Increase (decrease) in liabilities:
       Accounts payable                                    (2,800)       19,489
       Accrued interest                                    95,620        95,620
       Accrued compensation-related party                  50,000        50,000
                                                        ---------     ---------
         Net cash used in operating activities                 --            --
                                                        ---------     ---------
Cash flows from investing activities:                          --            --
                                                        ---------     ---------
Cash flows from financing activities:
   Note payable                                                --            --
                                                        ---------     ---------
         Net cash provided by financing activities             --            --
                                                        ---------     ---------
Increase (decrease) in cash                                    --            --

Cash - beginning of year                                       --            --
                                                        ---------     ---------
Cash - end of year                                      $      --     $      --
                                                        =========     =========
Supplemental schedule of cash flow information:
  Interest paid                                         $      --     $      --
                                                        =========     =========
Income taxes paid                                       $      --     $      --
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

                                 NVCN CORPORATON
                         (FORMERLY NOVACON CORPORATION)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

At May 31, 2006, for the years indicated, the Company had approximate net operating loss (NOL) carryforwards as follows for income tax purposes:

         Carryforward Expires                         Net Operating Loss
               May 31,                                   Carryforwards
               -------                                   -------------
                2011                                          95,000
                2012                                         133,000
                2018                                          41,000
                2019                                          36,000
                2020                                          70,000
                2021                                          22,000
                2022                                          24,000
                2023                                          10,000
                2024                                           5,000
                2025                                          75,000
                2026                                          62,000
                2027                                          74,000
                                                         -----------
                  Total                                  $   647,000
                                                         ===========

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

The litigation liability of $1,344,582, recorded in the fiscal year ended May 31, 2000, and not paid as of May 31, 2007, is not included in the above calculation.

NOTE 7:  CHANGES IN SHAREHOLDER'S DEFICIT

On May 26, 2004, the Company converted services of $ 500 to common shares . This transaction increased the equity by $ 500 to $ 1,748 and did not change the paid in capital..


NOTE 8:  COMMITMENTS AND CONTINGENCIES

In December 2003, the Company executed an agreement with its stock transfer agent to settle all past outstanding obligations for $8,000. The payment was subsequently made in January 2004 per the terms of the agreement. As part of the settlement, the Company entered into an agreement to retain the stock transfer agent through December 2006 at the mutually agreed rate of $625 per month. As of May 31, 2007 the Company has an outstanding balance of $23,013 with the stock transfer agent.

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

When the statute of limitation has expired for any liability, the Company will remove that liability from the books of the Company and apply any gain or loss to gain due to statutory limitation on debt. On the basis of the foregoing, the following liability was eliminated before May 31, 2007:


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