Form 10QSB
period 2007-08-31
NVCN CORP
filed 2008-03-20
CIK 740571

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-QSB

                                ----------------

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2007

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

         As of August 31, 2007, the Registrant had 1,748,371 shares of common stock issued and outstanding.

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ].

   Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X].

================================================================================

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE

         ITEM 1.  FINANCIAL STATEMENTS

                  BALANCE SHEET AS OF
                  AUGUST 31, 2007............................................3

                  STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED
                  AUGUST 31, 2007 AND AUGUST 31, 2006........................4

                  STATEMENTS OF CASH FLOWS
                  FOR THREE MONTHS ENDED
                  AUGUST 31, 2007 AND AUGUST 31, 2006........................5

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

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS.......................................14

         ITEM 5.  OTHER INFORMATION.........................................14

         ITEM 6.  EXHIBITS..................................................14

SIGNATURES..................................................................15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                NVCN CORPORATION
                                  BALANCE SHEET
                                 AUGUST 31, 2007
                                   (UNAUDITED)

                               ASSETS
Assets
       Cash                                                        $         --

Total Assets                                                       $         --
                                                                   ============

               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
       Accounts Payable and Accrued Expenses                       $     52,552
       Accrued Interest                                                 690,628
       Accrued Compensation- related party                              162,500
       Accrued Litigation Settlement                                  1,344,582
       Notes Payable- Related Parties                                    15,000
       Notes Payable- Third Party                                        12,763
                                                                   ------------

                  Total Current Liabilities                           2,278,025
                                                                   ------------

Stockholders' Deficit
   Common Stock, $0.001 Par Value;
     Authorized 50,000,000 shares;
     Issued and Outstanding 1,748,371 Shares                              1,748
Preferred stock, $0.01 par value
       authorized 10,000,000 shares;
        issued and outstanding; none                                         --
   Additional Paid-In Capital                                         8,948,564
   Retained Earnings (Deficit)                                      (11,228,337)
                                                                   ------------

       Total Stockholders' Deficit                                   (2,278,025)
                                                                   ------------

                                                                   $         --
                                                                   ============

           See accompanying notes to consolidated financial statements

                                NVCN CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                            AUGUST 31,
                                                      2006              2007
                                                   -----------      -----------
Sales                                              $         0      $         0

Cost of Sales                                                0                0
                                                   -----------      -----------
       Gross Profit (Loss)                                   0                0

Selling, General, and Administrative Expenses           12,500           16,375
                                                   -----------      -----------

Net Income (Loss) Before Income Taxes                  (12,500)         (16,375)
                                                   -----------      -----------

Interest expense                                       (23,905)         (23,905)
                                                   -----------      -----------

       Net Income (Loss)                           $   (36,405)     $   (40,280)
                                                   ===========      ===========

Basic and Diluted Loss per Common Share

       Net Income (Loss)                           $     (0.02)     $     (0.02)
                                                   ===========      ===========

Weighted Average Number of Common Shares
    Used to Compute Net Income (Loss) per
    Weighted Average Share                           1,748,371        1,748,371
                                                   ===========      ===========

           See accompanying notes to consolidated financial statements

                                NVCN CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                               AUGUST 31,
                                                           2007          2006
                                                         --------      --------
Operating Activities
   Net Income (Loss) Before Extraordinary Item           $(36,405)     $(40,280)
   Adjustments to Reconcile Net (Loss) to Net Cash
     (Required) by Operating Activities:
           Accounts payable                                    --          (888)
           Accrued Interest                                23,905        23,905
           Accrued compensation-related party              12,500        12,500
                                                         --------      --------
         Net Cash Required by
           Operating Activities                                 0        (4,763)
                                                         --------      --------

Investing Activities:
   Cash given in consideration with
    stock and other assets for the reduction
     of accrued compensation liabilities                        0             0
                                                         --------      --------

         Net Cash Required by
           Investing Activities                                 0             0
                                                         --------      --------

Financing Activities:
          Notes payable-third parties                           0         4,763

         Net Cash Provided by
           Financing Activities                                 0         4,763
                                                         --------      --------

Increase (Decrease) in Cash and  Cash Equivalents               0             0

Cash and Cash Equivalents at Beginning Of Period                0             0
                                                         --------      --------

Cash and Cash Equivalents at End of  Period              $      0      $      0
                                                         ========      ========

Supplemental schedules of cash flow information:

      Interest paid                                            --            --
      Income Taxes paid                                        --            --

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


ending May 31, 2008. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2007.

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

EARNINGS (LOSS) PER SHARE.

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Effective January 1, 1998, the Company adopted SFAS No. 128. Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the fully diluted losses per share for the first quarter of fiscal years 2007 and 2006 were antidilutive, basic and diluted losses per share are the same. .

                                NVCN CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


NOTE 3:  GOING CONCERN CONSIDERATIONS

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $36,405 for the three months ending August 31, 2007. As of August 31, 2007 the Company reported an accumulated deficit of $11,228,337. The industry in which the Company operates is very dynamic and extremely competitive. The Company's ability to generate net income and positive cash flows is dependent on the ability to continue to increase sales while reducing operating costs, as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. As of August 31, 2007, these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

LIQUIDITY AND CAPITAL RESOURCES.

         The Registrant's has a working capital deficit of $2,278,025. Since the Registrant has no operations or plans for such, and because its administrative expenses are minimal, it believes it has sufficient capital to fund its needs as it evaluates any options for future business opportunities.

         To meet existing operating expenses, the Registrant raises funds on an as needed basis. By doing so the Registrant maximizes its ability to continue its operations as it has no other means of revenue.

CAPITAL EXPENDITURES.

         There were no capital expenditures during the quarter ended August 31, 2007.

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

         The Registrant has incurred net losses: $36,405 for the three months ended August 31, 2007, $40,280 for the three months period ended August 31, 2006. At August 31, 2007, the Registrant had an accumulated deficit of $11,228,337. This raises substantial doubt about the Registrant's ability to continue as a going concern.

(B)      NEED FOR ADDITIONAL FINANCING MAY AFFECT OPERATIONS AND PLAN OF
         BUSINESS.

         While the Registrant's management believes it will be successful in arranging adequate lines of equity or debt financing to implement a new business for the company, there is no assurance of that occurring. The Registrant's continued operations therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. The Registrant estimates that it will need to raise up to $500,000 or more over the next twelve months for such purposes. However, adequate funds may not be available when needed or may not be available on favorable terms to the Registrant. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's business plan. The Registrant's independent accountant audit report included in the Form 10-KSB for the fiscal year ended May 31, 2007 includes a substantial doubt paragraph regarding the Registrant's ability to continue as a going concern.

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


                                       NVCN CORPORATION.


Dated: March 19, 2008                  By: /s/ Gary Borglund
                                           -------------------------------------
                                           Gary Borglund,
                                           Principal Executive Officer
                                           and Principal Financial Officer

                                  EXHIBIT INDEX

NUMBER            DESCRIPTION
------            -----------
  31              RULE 13a-14(a)/15d-14(a) CERTIFICATION
  32              SECTION 1350 CERTIFICATION