Form 10QSB
period 2008-02-28
NVCN CORP
filed 2008-04-21
CIK 740571

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2008

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 0-13187

NVCN CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3074570
(State or Other Jurisdiction of Incorporation	IRS Employer Identification Number
or Organization

1800 Wooddale Drive, Suite 208 Woodbury, Minnesota	55125
(Address of Principal Executive Offices	(Zip Code)

               (651) 452-1606

 (Registrant’s Telephone Number)

________________________________________________________________________________

(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.  Yes             No      X      .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X   No __

As of February 28, 2008, the Registrant had 1,748,371 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes          No    X   .

#

#

PART I – FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

NVCN CORPORATION

BALANCE SHEET

February 28, 2008

(Unaudited)

ASSETS

Total Assets                                                                                                                         $

          0

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Bank overdraft	$ 775
Accounts Payable and Accrued Expenses	52,718
Accrued Interest	738,446
Accrued Compensation – related party	187,500
Accrued Litigation Settlement	1,344,582
Note Payable- Related Parties	14,827
Note payable – Third Party	12,763

Total Current Liabilities	2,351,611

Stockholders’ Deficit
Common Stock, $0.001 Par Value;
Authorized 50,000,000 shares;
Issued and Outstanding 1,748,371 shares	1,748
Preferred stock, $0.01 par value
authorized 10,000,000 shares;
issued and outstanding; none	--
Additional Paid-In Capital	8,948,564
Retained Earnings (Deficit)	(11,301,923)

Total Stockholders’ Deficit	(2,351,611)
$ 0

The accompanying notes are an integral part to the financial statements

#

NVCN CORPORATION

STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months ended
	February 28		February 28
	2008	2007	2008	2007

Sales

Selling, General, and Administrative Expenses	13,124	40,280	38,268	122,705

Operating loss	(13,134)	(40,280)	(38,268)	(122,705)

Other income (expense)	--	--	--	--
Interest expense	23,913		71,723
Total other income(expense)	23,913
Net income(loss)	$ (37,037)	$ (40,280)	$ (109,991)	$ (122,705)

Basic Loss Per Common Share
net Income (Loss)	$(0.0211	$(0.0200)	$(0.0600)	$ (0. 0700)

Weighted Average Number of Common Shares
Used to Compute Net Income (Loss) per
Weighted Average Share	1,748,371	1,748,371	1,748,371	1,748,371

The accompanying notes are an integral part to the financial statements

#

NVCN CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	February 28,
	2008	2007
Operating Activities
Net Income (Loss) Before Extraordinary Item	$ (109,991)	$ (122,705)
Adjustments to Reconcile Net (Loss) to Net Cash
(Required) by Operating Activities:
Accounts payable	166	13,489
Accrued Compensation-related party	37,500	37,500
Accrued Interest	71,723	71,715
Net Cash Required by
Operating Activities	(602)	--

Investing Activities:

Net Cash Required by
Investing Activities	--	--

Financing Activities:
Bank overdraft		--
Note payable-related party	(173)	--

Net Cash Provided by
Financing Activities	602	--

Increase (Decrease) in Cash and Cash Equivalents	--	--

Cash and Cash Equivalents at Beginning Of Period	$ --	--

Supplemental schedules of cash flow information:	--	--
Interest Paid	--	--
Income Taxes paid	--	--

The accompanying notes are an intergal part to the financial statements

#

NVCN CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1:

BASIS OF PRESENTATION

The Company

NVCN Corporation (the Company) was incorporated in the State of Delaware on April 20, 1981, with the name Cardio-Pace Medical, Inc.  On November 24, 1987, the Company’s name was changed to Novacon Corporation, and on February 20, 2001, the name was changed to NVCN Corporation.

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

The decision by the management of the Company to discontinue its medical products business was based on claims asserted against the Company in 1999, by I-Flow Corporation (I-Flow), which claimed in litigation against the Company that the Company’s products infringed proprietary rights claimed by I-Flow. The I-Flow litigation resulted in a final judgment being entered against the Company on May 26, 2000, in the amount of $1,344,582. The judgment also enjoins the Company from further sales of infringing products.

In an attempt to settle the above judgment, the Company on September 25, 2000, entered into a letter of intent to acquire all the issued and outstanding shares of YourNet, Inc. (“YourNet”).  In order to facilitate this transaction, the Company entered into a settlement with I-Flow that would have required the Company to issue 500,000 shares of post acquisition stock and pay $144,000 in cash.  Neither the Your Net acquisition nor the I-Flow settlement was completed.

Interim Financial Statements

The interim financial statements included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The interim financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented.  The operating results for any interim period are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2008  The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 2007

NOTE 2:

CRITICAL ACCOUNTING POLICIES

Use of Estimates

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

Impaired Fair Value of Financial Instruments

The carrying amounts for the Company’s cash, accounts payable, accrued liabilities, due to stockholder and officers approximate fair value due to the short-term maturity of these instruments.

Income Taxes

In February 1992, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”.  SFAS No. 109 required a change from the deferred method of accounting for income taxes of Accounting Principles Board Opinion No. 11 to the asset and liability method of accounting for income taxes.  Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Effective January 1, 1993, the Company adopted SFAS No. 109.

Earnings (Loss) per Share.

In February 1997, the FASB issued SFAS No. 128, “Earnings per Share.”  SFAS No. 128 simplifies the standards for computing earnings per share (“EPS”) and was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted.  Effective January 1, 1998, the Company adopted SFAS No. 128.  Basic EPS is determined using net income divided by the weighted average shares outstanding during the period.  Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.  Since the fully diluted losses per share for the nine months of fiscal years 2008 and 2007 were antidilutive, basic and diluted losses per share are the same.

NOTE 3:

GOING CONCERN CONSIDERATIONS

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $109,991 for the nine months ending February 28, 2008.  As of February 28, 2008, the Company reported an accumulated deficit of $11,301,923.  The industry in which the Company operates is very dynamic and extremely competitive.  The Company’s ability to generate net income and positive cash flows is dependent on the ability to continue to increase sales while reducing operating costs, as well as the ability to raise additional capital.  Management is following strategic plans to accomplish these objectives, but success is not guaranteed.  As of February 28, 2008, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 4:

RELATED PARTY TRANSACTION

An officer-director in 2002 made a $15,000, interest bearing unsecured demand loan to the Company, to provide funds to pay outstanding Company expenses due to a former officer and former legal counsel of the Company

ITEM 2:  PLAN OF OPERATION

The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Liquidity and Capital Resources

The Registrant’s has a working capital deficit of $ 2,351,611.  Since the Registrant has no operations or plans for such, and because its administrative expenses are minimal, it believes it has sufficient capital to fund its needs as it evaluates any options for future business opportunities.

To meet existing operating expenses, the Registrant raises funds on an as needed basis.  By doing so the Registrant maximizes its ability to continue its operations as it has no other means of revenue.

Capital Expenditures

There were no capital expenditures during the quarter ended February 28, 2008.

Twelve-Month Plan of Operation

The Registrant has no current plans to begin operations again, and has no research and development initiatives underway.  It does, however, continue to evaluate alternatives in order to improve the Registrant’s financial condition, including merger and acquisition opportunities.

The Registrant intends to take advantage of any reasonable business proposal presented which management believes will provide the Registrant and its stockholders with a viable business opportunity.  The board of directors will make the final approval in determining whether to complete any acquisition, and unless required by applicable law, the articles of incorporation or bylaws or by contract, stockholders’ approval will not be sought.

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

        If and when the Registrant locates a business opportunity, management of the Registrant will give consideration to the dollar amount of that entity’s profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Registrant would consummate such an acquisition.  Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Registrant’s shareholders due to the issuance of stock to acquire such an opportunity.

Risk Factors Connected with Plan of Operation.

(a)

Limited Prior Operations, History of Operating Losses, and Accumulated Deficit May Affect Ability of Registrant to Survive.

The Registrant has had limited prior operations to date.  Since the Registrant’s principal activities to date have been limited to organizational activities, and seeking new business ventures, it has no recent record of any revenue-producing operations.  Consequently, there is only a limited operating history upon which to base an assumption that the Registrant will be able to achieve its business plans.  In addition, the Registrant has only limited assets.  As a result, there can be no assurance that the Registrant will generate significant revenues in the future; and there can be no assurance that the Registrant will operate at a profitable level.  Accordingly, the Registrant’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business.

The Registrant has incurred net losses: $37,037 for the three month period and $ 109,991 for the nine months periods ended February 28, 2008, compared to $40,280 for the three month period and $ 122,705 for the nine months period ended February 29, 2007. At February 28, 2008, the Registrant had an accumulated deficit of $11,301,923.  This raises substantial doubt about the Registrant’s ability to continue as a going concern.

(b)

Need for Additional Financing May Affect Operations and Plan of Business.

While the Registrant’s management believes it will be successful in arranging adequate lines of equity or debt financing to implement a new business for the company, there is no assurance of that occurring.  The Registrant’s continued operations therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing.  The Registrant estimates that it will need to raise up to $500,000 or more over the next twelve months for such purposes.  However, adequate funds may not be available when needed or may not be available on favorable terms to the Registrant.  The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant’s business plan.  The Registrant’s independent accountant audit report included in the Form 10-KSB for the fiscal year ended May 31, 2007 includes a substantial doubt paragraph regarding the Registrant’s ability to continue as a going concern.

If funding is insufficient at any time in the future, the Registrant may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business, operating results and financial condition.  In addition, insufficient funding may have a material adverse effect on the company’s financial condition, which could require the company to:

•

curtail operations significantly;

•

sell significant assets;

•

seek arrangements with strategic partners or other parties that may require the company to relinquish significant rights to products, technologies or markets; or

•

explore other strategic alternatives including a merger or sale of the company.

To the extent that the Registrant raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to existing stockholders.  If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Registrant’s operations.  Regardless of whether the Registrant’s cash assets prove to be inadequate to meet the Registrant’s operational needs, the Registrant may seek to compensate providers of services by issuance of stock in lieu of cash, which will also result in dilution to existing shareholders.

(c)

Loss of Any of Current Management Could Have Adverse Impact on Business and Prospects for Registrant.

The Registrant’s success is dependent upon the hiring of key administrative personnel.  None of the Registrant’s officers, directors, and key employees has an employment agreement with the Registrant; therefore, there can be no assurance that these personnel will remain employed by the Registrant after the termination of such agreements.  Should any of these individuals cease to be affiliated with the Registrant for any reason before qualified replacements could be found, there could be material adverse effects on the Registrant’s business and prospects.  In addition, management has no experience is managing companies in the same business as the Registrant.

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

(f)

Non-Cumulative Voting May Affect Ability of Some Shareholders to Influence Mangement of Registrant.

Holders of the shares are not entitled to accumulate their votes for the election of directors or otherwise.  Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Registrant, and the minority shareholders will not be able to elect a representative to the Registrant’s board of directors.

(g)

Absence of Cash Dividends May Affect Investment Value of Registrant’s Stock.

The board of directors does not anticipate paying cash dividends on the shares for the foreseeable future and intends to retain any future earnings to finance the growth of the Registrant’s business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements, and the general operating and financial condition of the Registrant, and will be subject to legal limitations on the payment of dividends out of paid-in capital.

(h)

No Assurance of Continued Public Trading Market and Risk of Low Priced Securities May Affect Market Value of Registrant’s Stock.

There has been only a limited public market for the common stock of the Registrant.  The common stock of the Registrant is not currently traded on any exchange.  As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Registrant’s securities. In addition, the common stock is subject to the low-priced security or so called “penny stock” rules that impose additional sales practice requirements on broker-dealers who sell such securities.  The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith.   The regulations governing low-priced or penny stocks sometimes limit the ability of broker-dealers to sell the Registrant’s common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

Critical Accounting Policies

The Securities and Exchange Commission (“SEC”) has issued Financial Reporting release No. 60, “Cautionary Advice Regarding Disclosure about Critical Accounting Policies” (“FRR 60”); suggesting companies provide additional disclosure and commentary on their most critical accounting policies.  In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, the Registrant’s most critical accounting policies include the use of estimates in the preparation of financial statements.  The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the Registrant reports in its financial statements.

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

Forward Looking Statements

The foregoing management’s discussion and analysis of financial condition and results of operations contains “forward looking statements” within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended.  The words “believe,” “expect,” “anticipate,” “intends,” “forecast,” “project,” and similar expressions identify forward-looking statements.  These are statements that relate to future periods and include, but are not limited to, statements as to the Registrant’s estimates as to the adequacy of its capital resources, its need and ability to obtain additional financing, its operating losses and negative cash flow, and its critical accounting policies.  Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above.  These forward-looking statements speak only as of the date hereof.  The Registrant expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 3: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the end of the period covered by this report, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  This evaluation was done under the supervision and with the participation of the Registrant’s president.  Based upon that evaluation, he concluded that the Registrant’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant’s disclosure obligations under the Exchange Act.

Changes in Disclosure Controls and Procedures

There were no significant changes in the Registrant’s disclosure controls and procedures, or in factors that could significantly affect those controls and procedures since their most recent evaluation.

PART II – OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

            On July 24, 1999, I-Flow Corporation (I-Flow) filed a suit against the Registrant, which claimed that the Company’s products infringed on proprietary rights claimed by I-Flow. The I-Flow litigation resulted in a final judgment being entered against the Company on May 26, 2000, in the amount of $1,344,582. The judgment also enjoins the Company from further sales of infringing products.

ITEM 2: CHANGES IN SECURITIES

None.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION.

None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits

Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

The Registrant file a Form 8-K during the quarter of the fiscal year covered by this Form 10-QSB.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NVCN Corporation.

Dated: April__, 2008	By: /s/ Gary Borglund
Gary Borglund, Principal Executive Officer and
Principal Financial Officer

EXHIBIT INDEX

Number	Description

#