Form 10KSB
period 2008-05-31
NVCN CORP
filed 2008-08-29
CIK 740571

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 12b-25

NOTIFICATION OF LATE FILING

[X] Form 10-KSB [ ] Form 20-F [ ] Form 11-K [ ] Form 10-QSB [ ] Form N-SAR

For the Period Ended: May 31, 2008

[  ] Transition Report on Form 10-K

[  ] Transition Report on Form 10-Q

[  ] Transition Report on Form 20-F

[  ] Transition Report on Form N-SAR

[  ] Transition Report on Form 11-K

For the Transition Period Ended:

Nothing in this Form shall be construed to imply that the Commission has verified any information contained herein.

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

PART I - REGISTRANT INFORMATION

Full Name of Registrant: NVCN Corporation

Former Name, if Applicable:

1800 Wooddale Drive, Suite 208

                              Woodbury MN 55125

Address of Principal Executive Office (Street and Number)

PART II - RULES 12b-25 (b) and (c)

If the subject report could not be filed without reasonable effort or expense and the Registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

[X] (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

[X] (b) The subject annual report or semi-annual report, transition report on Form 10-KSB, Form 20-F, 11-K or Form N-SAR, or portion thereof will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-QSB, or portion thereof, will be filed on or before the fifth calendar day following the prescribed due date; and

[  ] (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable)

PART III - NARRATIVE

The Registrant is in the process of compiling information for the fiscal year ended May 31, 2008 for the Form 10-KSB, all of which information has not yet been received.

PART IV - OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification:

Gary Borglund:  (651) 452-1606

(2) Have all or other periodic report required under section 13 or 15(d) of the Securities Exchange Act of 1934 or section 30 of the Investment Company act of 1940 during the preceding 12 months or for such shorter period that the Registrant was required to file such report(s) been filed? If the answer is no, identify report(s).    [X] Yes     [  ] No

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

[  ] Yes   [X] No

If so: attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

The Registrant has caused this notification to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 28, 2008	NVCN Corporation

By: /s/ Gary L. Borglund
Gary L. Borglund, Director