Form 10-K
period 2008-05-31
NVCN CORP
filed 2010-09-15
CIK 740571

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2008

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 0-13187

NVCN CORPORATION.

(formerly Novacon Corporation)

(Exact name of Registrant as Specified in Its Charter)

Delaware	13-3074570
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1800 Wooddale Drive, Suite 208, Woodbury, Minnesota	55125
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number:  (651) 452-1600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.  Yes   ☐   No  ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filed ☐ Smaller reporting company ☒

The Registrant’s revenues for the fiscal year ended May 31, 2008 were zero.  The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 31, 2008: $34,867. As of May 31, 2008, the Registrant had 1,748,371 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes  ☐  No ☒

TABLE OF CONTENTS

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

3

ITEM 2.  DESCRIPTION OF PROPERTY.

4

ITEM 3.  LEGAL PROCEEDINGS.

4

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

5

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

5

ITEM 6.  PLAN OF OPERATION.

7

ITEM 7.  FINANCIAL STATEMENTS

12

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

12

PART III.

13

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.  13

ITEM 10.  EXECUTIVE COMPENSATION.

14

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

14

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

15

ITEM 13.  CONTROLS AND PROCEDURES.

15

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

16

SIGNATURE

16

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development.

NVCN Corporation, a Delaware corporation (“Registrant”), was incorporated in the State of Delaware on April 20, 1981, with the name Cardio-Pace Medical, Inc.  On November 24, 1987, the Registrant’s name was changed to Novacon Corporation, and on February 20, 2001, the name was changed to NVCN Corporation.

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

Until August 2000, the Registrant designed, developed, manufactured and marketed low-cost, disposable elastomeric infusion pumps for pain management and was developing other applications for its elastomeric infusion pump technology. Substantially all of the Registrant's revenues since 1995 were derived from the sale of elastomeric infusion pumps that were designed to deliver small quantities of pain medication at a nominally constant flow rate. The Registrant’s elastomeric infusion pumps, marketed as the dib(tm) Drug Infusion Balloon Pump, were authorized by the U.S. Food and Drug Administration for sale in the United States for epidural, intravenous and percutaneous infusion of a wide range of medications, including narcotic and non-narcotic anesthetics, chemotherapy agents and antibiotics. The Registrant terminated its drug infusion pump business activity as of August 31, 2000.

The decision by the management of the Registrant to discontinue its medical products business was based on claims asserted against the Registrant in 1999, by I-Flow Corporation (“I-Flow”), which claimed in litigation against the Registrant that the Registrant’s products infringed proprietary rights claimed by I-Flow. The I-Flow litigation resulted in a final judgment being entered against the Registrant on May 26, 2000, in the amount of $1,344,582. The judgment also enjoins the Registrant from further sales of infringing products.

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

The Registrant currently has no operations.  The Registrant continues to evaluate alternatives in order to improve the Registrant’s financial condition, including merger and acquisition opportunities. There is no assurance that the Registrant will be successful in obtaining such opportunities. If a merger or acquisition opportunity does arise, the Registrant’s value as a partner in a merger or other business combination will rest primarily upon the potential public market for the Registrant’s shares.

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

(c)

In conjunction with the court judgment in favor of I-Flow Corporation described above, effective August 31, 2000, the Board of Directors approved the conveyance of all the Registrant’s assets (with a book basis of $89,000 at May 31, 2000) to David P. Lang, Chief Executive Officer, and John D. Lang, Manager, Operations Manager, in full payment of their accrued, unpaid salaries of $392,711 and full satisfaction of the indebtedness owing to Mr. Lang for his previous loan of $75,000.  In addition, Mr. Lang agreed to assume full responsibility for all Registrant liabilities, except the settlement damages to I-Flow Corporation and financial statement audit costs and expenses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

The Registrant’s common stock began trading publicly in January, 1985 on the NASDAQ Small Cap following its initial public stock offering.  The Registrant’s common stock was de-listed to the Over the Counter Bulletin Board in 1987.  In February, 2000, the Registrant’s common stock was de-listed to the National Quotation Bureaus’ Pink Sheets (now know as Pink Sheets LLC), where it continued to trade under the symbol “NVCN”.  In February 2001, the name was changed to NVCN Corporation, and now trades under the symbol “NVCP”.  The range of closing prices shown below is as reported by this market.  The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ended on May 31, 2008 (1)

	High	Low

Quarter Ended May 31, 2008	0.15	0.12
Quarter Ended February 28, 2008	0.11	0.12
Quarter Ended November 30, 2007	0.10	0.12
Quarter Ended August 31, 2007	0.10	0.10

(1)  The Registrant’s common stock only traded sporadically during this fiscal year

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ended on May 31, 2007

	High	Low

Quarter Ended May 31, 2007	0.12	0.10
Quarter Ended February 28, 2007	0.15	0.05
Quarter Ended November 30, 2006	0.04	0.03
Quarter Ended August 31, 2006	0.03	0.02

Holders of Common Equity.

As of May 31, 2008, the Registrant had approximately 1,146 shareholders of record.

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

Sales of Unregistered Securities.

There were no sales of unregistered (restriceted) securities during the year ending May 31, 2008

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

Capital Expenditures.

There were no capital expenditures during the fiscal year ended May 31, 2008.

Risk Factors Connected with Plan of Operation.

(a)

Limited Prior Operations, History of Operating Losses, and Accumulated Deficit May Affect Ability of Registrant to Survive.

The Registrant has had limited prior operations to date.  Since the Registrant’s principal activities recently have been limited to seeking new business ventures, it has no recent record of any revenue-producing operations.  Consequently, there is only a limited operating history upon which to base an assumption that the Registrant will be able to achieve its business plans.  In addition, the Registrant has only limited assets.  As a result, there can be no assurance that the Registrant will generate significant revenues in the future; and there can be no assurance that the Registrant will operate at a profitable level.  Accordingly, the Registrant’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business.

The Registrant has incurred net losses: $209,758 for the fiscal year ended May 31, 2008 and $165,109 for the fiscal year ended May 31, 2007.  The Registrant’s current liabilities exceed its current assets by $2,451,378 as of May 31, 2008 and $2,241,620 as of May 31, 2007.  At May 31, 2008, the Registrant had an accumulated deficit of $11,401,690.  This raises substantial doubt about the Registrant’s ability to continue as a going concern.

As a result of the fixed nature of many of the Registrant’s expenses, the Registrant may be unable to adjust spending in a timely manner to compensate for any unexpected delays in the development and marketing of the Registrant’s products or any capital raising or revenue shortfall.  Any such delays or shortfalls will have an immediate adverse impact on the Registrants business, operations and financial condition.

(b)

Need for Additional Financing May Affect Operations and Plan of Business.

The working capital requirements associated with any adopted plan of business of the Registrant may be significant.  The Registrant anticipates, based on currently proposed assumptions relating to its operations (including with respect to costs and expenditures and projected cash flow from operations), that it must seek financing to continue its operations (an amount which is as yet to be determined).  However, such financing, when needed, may not be available, or on terms acceptable to management.  The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant’s business plan.  The Registrant’s independent accountant audit report included in this Form 10-KSB includes a substantial doubt paragraph regarding the Registrant’s ability to continue as a going concern.

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

(c)

Loss of Any of Current Management Could Have Adverse Impact on Business and Prospects for Registrant.

The Registrant’s success is dependent upon the hiring and retention of key personnel.  None of the officers or directors has any employment or non-competition agreement with the Registrant.  Therefore, there can be no assurance that these personnel will remain employed by the Registrant.  Should any of these individuals cease to be affiliated with the Registrant for any reason before qualified replacements could be found, there could be material adverse effects on the Registrant’s business and prospects.

In addition, all decisions with respect to the management of the Registrant will be made exclusively by the officers and directors of the Registrant.  Investors will only have rights associated with stockholders to make decisions which affect the Registrant.  The success of the Registrant, to a large extent, will depend on the quality of the directors and officers of the Registrant.  Accordingly, no person should invest in the shares unless he is willing to entrust all aspects of the management of the Registrant to the officers and directors.

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

In addition, conflicts of interest may arise in the area of corporate opportunities which cannot be resolved through arm’s length negotiations.  All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Registrant.  It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the board of directors to the Registrant, any proposed investments for its evaluation.

(e)

Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by Registrant.

The Registrant’s Amended and Restated Certificate of Incorporation contain provisions to eliminate, to the fullest extent permitted by the Delaware General Corporation Law, as in effect from time to time, the personal liability of directors of the Registrant for monetary damages arising from a breach of their fiduciary duties as directors.  The Amended and Restated Certificate of Incorporation and the Amended and Restated By-Laws of the Registrant include provisions to the effect that the Registrant may, to the maximum extent permitted from time to time under applicable law, indemnify any director, officer, or employee to the extent that such indemnification and advancement of expense is permitted under such law, as it may from time to time be in effect.  Any limitation on the liability of any director, or indemnification of directors, officer, or employees, could result in substantial expenditures being made by the Registrant in covering any liability of such persons or in indemnifying them.

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

(h)

(h)      No Assurance of Continued Public Trading Market and Risk of Low Priced Securities May Affect Market Value of Registrant’s Stock.

There has been only a limited public market for the common stock of the Registrant.  The common stock of the Registrant is currently quoted on the Pink Sheets LLC.  As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Registrant’s securities. In addition, the common stock is subject to the low-priced security or so called “penny stock” rules that impose additional sales practice requirements on broker-dealers who sell such securities.  The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission (“SEC”), any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith.   The regulations governing low-priced or penny stocks sometimes limit the ability of broker-dealers to sell the Registrant’s common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

(i)

Failure to Maintain Market Makers May Affect Value of Registrant’s Stock.

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

Critical Accounting Policies.

The SEC has issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies.  In FRR 60, the Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, the Registrant’s most critical accounting policies include the use of estimates in the preparation of financial statements. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the company reports in its financial statements.

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

Forward Looking Statements.

The foregoing plan of operation contains “forward looking statements” within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended.  The words “believe,” “expect,” “anticipate,” “intends,” “forecast,” “project,” and similar expressions identify forward-looking statements.  These are statements that relate to future periods and include, but are not limited to, statements as to the Registrant’s estimates as to the adequacy of its capital resources, its need and ability to obtain additional financing, its operating losses and negative cash flow, and its critical accounting policies.  Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.  These risks and uncertainties include, but are not limited to, those discussed above.  These forward-looking statements speak only as of the date hereof.  The Registrant expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7.  FINANCIAL STATEMENTS

.

Financial statements as of and for the year ended May 31, 2008, and for the year ended May 31, 2007, are presented in a separate section of this report following Item 14.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The name, age, and respective position of the director and executive officer of the Registrant are set forth below.  The director named below will serve until the next annual  meeting of the Registrant’s stockholders or until his successors are duly elected and have qualified.  Directors are elected for a term until the next annual stockholders’ meeting.  Officers will hold their positions at the will of the board of directors, absent any employment  agreement, of which none currently exist or are contemplated.  There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant’s affairs.  There are no other promoters or control persons of the Registrant.  There are no legal proceedings involving the directors of the Registrant.  David P. Lang resigned as an officer and director of the Registrant January 27, 2002; Mr. Borglund was appointed as an director and officer of the company on that date prior to Mr. Lang’s resignation.

Director and Executive Officer.

Gary L. Borglund, Director. Mr. Borglund, age 62, has over eleven years of professional experience in new ventures as a principal and executive, as well as ten years as a consultant.  Since 1998, Mr. Borglund has worked exclusively with early stage development, high tech and Internet companies.  Mr. Borglund serves on several boards of directors for public and private companies and remains in these capacities with regard to the companies to date. Mr. Borglund was Vice President of Marketing for Greenhaven Marketing from 1991 to 1996 and a Director of Red Oak Management from 1996 to 2000.  Mr. Borglund was appointed to the board of directors of City Capital Corporation of America in February 2001, and current serves as president of that firm.  Mr. Borglund has attended the University of Minnesota.  He became a director of the Registrant on September 28, 2001.

Compliance with Section 16(a) of the Securities Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of any class of the Registrant’s equity securities to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (“SEC”).  Executive officers, directors and beneficial owners of more than 10% of any class of the Registrant’s equity securities are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16a-3(d) during fiscal 2002, and certain written representations from executive officers and directors, the Registrant is unaware of any required reports that have not been timely filed.

ITEM 10.  EXECUTIVE COMPENSATION.

Summary Compensation Table

Name and Principal Position	Year	Annual compensation			Long-term compensation
		Salary ($)	Bonus ($)	Other annual compen -sation ($)	Awards		Payouts	All other compen- sation ($) (1)
					Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	LTIP payouts ($)
Gary Borglund, President (1),(2)	2008 2007 2006	50,000 50,000 50,000	- -	- -	- -	- -	- -	- -

(1)

Mr. Borglund was appointed a director and president on January 27, 2002.

(2)          Mr. Borglund’s salary has been accrued but not paid.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date as there is no existing plan provided for or contributed to by the Registrant.  In addition, no remuneration is proposed to be paid in the future directly or indirectly by the Registrant to any officer or director since there no existing plan as of May 31, 2008 which provides for such payment.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Registrant’s common stock as of May 31, 2008 (1,743,371 issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Registrant, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class
Common Stock	David P. Lang, 5451 Hilltop Avenue, Lake Elmo, Minnesota 55042	343,925	19.73%
Common Stock	Gary L. Borglund, 2535 Pilot Knob Road, Suite 118, Mendota Heights, Minnesota 55120	0	0%
Common Stock	Shares of all directors and executive officers as a group (2 persons)	343,925	19.73%

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

Reports on Form 8-K.

No reports on Form 8-K were filed in the fourth quarter of the fiscal year ended on May 31, 2008.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NVCN Corporation

Dated:  September 15 ,2010

by:       /s/ Gary Borglund

Gary Borglund, Principal Executive Officer

and  Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Gary Borglund Gary Borglund	President (principal financial and accounting officer)/Director	September 15, 2010

Gruber & Company, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

NVCN Corporation

(formerly Novacon Corporation)

Mendota Heights, Minnesota

We have audited the accompanying balance sheet of NVCN Corporation as of May 31, 2008, and the related statements of operations, shareholders’ deficit and cash flows for the years ended May 31, 2008 and 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company's internal control over its financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as  evaluating the overall

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NVCN Corporation as of May 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company’s recurring losses, negative cash flow from operations and net working capital deficiency raise substantial doubt about its ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 2.  The May 31, 2008 and 2007 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Gruber & Company, LLC

Gruber & Company, LLC

Lake Saint Louis, Missouri

September 14, 2008

NVCN CORPORATION

(formerly Novacon Corporation)

BALANCE SHEET

MAY 31, 2007

ASSETS
Current assets
Cash	$131

Total current assets	131

Total assets	$131

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$88,718
Accrued interest	762,359
Accrued compensation -related parties	200,000
Note Payable - related parties	13,087
Note payable – other	42,763
Accrued litigation settlement	1,344,582

Total current liabilities	2,451,509

Long-Term liabilities	-

Shareholders’ deficit
Common stock, $0.001 par value; 50,000,000 shares authorized1,748,371 shares issued and outstanding	1,748
Paid-in capital	8,948,564
Preferred stock, $0.01 par value authorized 10,000,000 shares; issued and outstanding; none	-
Accumulated deficit	(11,401,690)

Total shareholders’ deficit	(2,451,378)

Total liabilities and shareholders’ deficit	$131

See accompanying notes to financial statements

NVCN CORPORATION

(formerly Novacon Corporation)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MAY 31, 2008 AND 2007

	2008	2007

Net sales	$-	$-

Gross profit	-	-

General and administrative expense	114,122	69,489
Operating loss	114,122	69,489

Other income(expense)
Interest expense	95,636	95,620
Total other income(expense)	95,636	95,620

Net loss	(209,758)	(165,109)
Provision for Income Taxes	-	-

Net Loss	$(209,758)	$(165,109)

Net (loss) per share	$(0.12)	$(0.091)

Weighted average number of shares outstanding	1,748,371	1,748,371

See accompanying notes to financial statements

NVCN CORPORATION

(formerly Novacon Corporation)

STATEMENT OF SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED MAY 31, 2008 AND 2007

	Common Stock		Additional		Total
	Number	$0.001	Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at May 31, 2006	1,748,371	$ 1,748	$ 8,948,564	$ (11,026,822)	$ (2,076,510)

Net(Loss)	--	--	--	(165,109)	(165,109)

Balance at May 31, 2007	1,748,371	1,748	8,948,564	(11,191,932	(2,241,620)

Net(Loss)	--	--	--	(209,758)	(209,758)

Balance at May 31, 2008	1,748,371	$ 1,748	$ 8,948,564	$ (11,401,690)	$ (2,451,378)

See accompanying notes to financial statements

NVCN CORPORATION

(formerly Novacon Corporation)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MAY 31, 2007, AND 2006

	2008	2007
Cash flows from operating activities:
Net (loss)	$(209,758)	$(165,109)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Increase (decrease) in liabilities:
Accounts payable	36,166	19,489
Accrued interest	95,636	95,620
Accrued compensation-related party	50,000	50,000
Net cash provide (used) in operating activities	(27,956)	--

Cash flows provided (used) in investing activities	--	--

Cash flows from financing activities
Note payable-related party	(1,913)	--
Notes payable	30,000	--
Net cash provided (used) in financing activities	28,087	--

Increase (decrease) in cash	131	--

Cash – beginning of year	--	--

Cash – end of year	$131	$--

Supplemental schedule of cash flow information:
Interest paid	$--	$--
Income taxes paid	$--	$--

See accompanying notes to financial statements

NVCN CORPORATION

(formerly Novacon Corporation)

NOTES TO FINANCIAL STATEMENTS

NOTE 1:

DESCRIPTION OF BUSINESS

NVCN Corporation, a Delaware corporation (“Company”), was incorporated in the State of Delaware on April 20, 1981, with the name Cardio-Pace Medical, Inc.  On November 24, 1987, the Company’s name was changed to Novacon Corporation, and on February 20, 2001, the name was changed to NVCN Corporation.

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

The decision by the management of the Company to discontinue its medical products business was based on claims asserted against the Company in 1999, by I-Flow Corporation (“I-Flow”), which claimed in litigation against the Company that the Company’s products infringed proprietary rights claimed by I-Flow. The I-Flow litigation resulted in a final judgment being entered against the Company on May 26, 2000, in the amount of $1,344,582. The judgment also enjoins the Company from further sales of infringing products.

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

NOTE 2:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation

During the year ended May 31, 2001, the Company satisfied accrued compensation to an officers/shareholders totaling $392,711 in exchange for assets totaling $89,562 and issuance of 327,258 shares of the Company’s common stock ($0.12 per share for a total stock value of $39,571). Accordingly, the assets given up ($89,562) plus the value of the new shares issued ($39,571) deducted from the accrued compensation of $392,711 which gets eliminated was reflected as a part of paid-in capital instead of gain on extinguishment of debt totaling $263,578.

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

Loss Per Share

Losses per share amounts are computed based on the weighted average number of shares actually outstanding. The net loss per share amounts are computed using the weighted average number of common shares outstanding divided by the loss for the respective period.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquire at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

NOTE 4:

SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

An officer-director in 2002 made a $15,000, interest bearing unsecured demand loan to the Company, to provide funds to pay outstanding Company expenses due to a former officer and former legal counsel of the Company.

NOTE 5:

PATENT INFRINGEMENT LAWSUIT

On July 24, 1999, the Company was served with a patent infringement lawsuit.  The lawsuit was brought by I-Flow Corporation (“I-Flow”), which claimed the Company’s product sales had infringed two of I-Flow’s patents. The Company did not have the resources available to defend the lawsuit and as a result, I-Flow obtained summary judgment against the Company by default on May 26, 2000, pursuant to which the Company was ordered to pay $1,344,582 in damages, attorneys’ fees, and interest, and further ordered to cease sales of its drug infusion pumps in the United States.  .  The Company is also required to pay interest at the legal rate on the amount of damages.

On October 13, 2000, the Company and I-Flow entered into a settlement agreement whereby the Company agreed to pay $144,000 and issue approximately 500,000 post-acquisition shares of the Company to I-Flow, simultaneously with a proposed transaction with YourNet, Inc. (“YourNet”).

The I-Flow settlement became null and void when the acquisition of YourNet and the settlement were not completed by December 31, 2000.

NOTE 6:

INCOME TAXES

For financial statement purposes, no tax benefit has been reported for 2006 as realization of the tax benefits is uncertain.  Accordingly, a valuation allowance has been established for the full amount for the deferred tax asset.

At May 31, 2008, for the years indicated, the Company had approximate net operating loss (NOL) carryforwards as follows for income tax purposes of $ 806,000 with expiration beginning in the year 2111 through 2028

The utilization of the carryforwards is dependent upon the Company’s ability to generate sufficient taxable income during the carryforward period.  In addition, utilization of these carryforwards may be limited due to ownership changes as defined in the Internal Revenue Code. See Note:8 “Subsequent Event”.

The litigation liability of $1,344,582, recorded in the fiscal year ended May 31, 2000, and not paid as of May 31, 2008, is not included in the above calculation.

NOTE 7:        CHANGES IN SHAREHOLDER’S DEFICIT

On May 26, 2004, the Company converted services of $ 500 to common shares .  This transaction increased the equity by $ 500 to $ 1,743 and did not change the paid in capital..

NOTE 8:

COMMITMENTS AND CONTINGENCIES

In December 2003, the Company executed an agreement with its stock transfer agent to settle all past outstanding obligations for $8,000.  The payment was subsequently made in January 2004 per the terms of the agreement. As part of the settlement, the Company entered into an agreement to retain the stock transfer agent through December 2006 at the mutually agreed rate of $625 per month. As of May 31, 2008 the Company has an outstanding balance of $ 23,013 with the stock transfer agent.

EXHIBIT INDEX

Number

 Description

Rule 13a-14(a)/15d-14(a) Certification of Gary Borglund

Section 1350 Certification of Gary Borglund

27