Form 10-Q
period 2008-08-31
NVCN CORP
filed 2010-12-21
CIK 740571

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2008

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 0-13187

.

NVCN CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3074570
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1800 Wooddale Drive, Suite 208, Woodbury, Minnesota	55125
(Address of Principal Executive Offices)	(Zip Code)

(612) 750-5855.

(Registrant’s Telephone Number)

Novacon Corporation..

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

As of December 21,  2010 the Registrant had 1,748,371 shares of common stock issued and outstanding

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

 PAGE

ITEM 1.  FINANCIAL STATEMENTS

                BALANCE SHEET AS OF

                            AUGUST 31, 2008

3

        STATEMENTS OF OPERATIONS

        FOR THE THREE MONTHS ENDED

                            AUGUST 31, 2008 AND AUGUST 31, 2007(UNAUDITED)

4

        STATEMENTS OF CASH FLOWS

                            FOR THREE MONTHS ENDED

                AUGUST 31, 2008 AND AUGUST 31, 2007 (UNAUDITED)

5

                NOTES TO FINANCIAL STATEMENTS

6

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MAKRET RISK

10

ITEM 4T. CONTROLS AND PROCEDURES                                                                                                          10

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

11

            ITEM 2.  UNREGISTERED SALES OF EQUITY

                             SECURITIES AND USE OF PROCEEDS

11

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE

                             OF SECURITY HOLDERS

11

ITEM 5.  OTHER INFORMATION

11

ITEM 6.  EXHIBITS

12

SIGNATURES

12

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

NVCN CORPORATION

BALANCE SHEET

 (Unaudited)

	August 31,	May 31,
	2008	2008
ASSETS
Current assets
Cash	$ --	$ 131

Total Assets	--	$ -

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank overdraft	338	--
Accounts payable and accrued expenses	94,217	88,718
Accrued interest	785,898	762,359
Accrued compensation- related party	212,500	200,000
Accrued litigation settlement	1,344,582	1,344,582
Notes payable- related parties	13,362	13,087
Notes payable- third party	42,763	42,763

Total Current Liabilities	2,493,660	2,451,509

Stockholders’ Deficit
Common stock, $0.001 par value; authorized 50,000,000
shares; issued and outstanding 1,748,371 shares respectively	1,748	1,748
Preferred stock, $0.01 par value authorized 10,000,000
shares; issued and outstanding; none	--	--
Additional paid-in capital	8,948,564	8,948,564
Retained earnings (deficit)	(11,443,972)	(11,401,690)

Total Stockholders’ Deficit	(2,493,660)	(2,451,378)
Total liabilities and stockholders deficit	$ --	$ --

The accompanying notes are an integral part of the unaudited financial statements

NVCN CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	August 31
	2008	2007

Revenue	$ --	$ --

Selling, General, and Administrative Expenses	18,744	16,375

Operating loss	(18,744)	(16,375)

Other income(expense)
Interest expense	(23,538)	(23,905)
Total other income(expense)	(23,538)	(23,905)

Net loss	$ (42,282)	$ (40,280)

Basic and Diluted Loss per Common Share

Net loss	$ (0.02)	$ (0.02)

Weighted Average Number of Common Shares
Used to Compute Net loss per Weighted Average Share	1,748,371	1,748,371

The accompanying notes are an integral part of the unaudited financial statements

NVCN CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	August 31,
	2008	2007

Operating Activities
Net Income (Loss) Before Extraordinary Item	$ (42,282)	$ (40,280)
Adjustments to Reconcile Net (Loss) to Net Cash
(Required) by Operating Activities:
Accounts payable	5,500	(888)
Accrued Interest	23,538	23,905
Accrued compensation-related party	12,500	12,500

Net Cash Required by Operating Activities	(744)	(4,763)

Investing Activities:
Cash given in consideration with
stock and other assets for the reduction
of accrued compensation liabilities	0	0

Net Cash Required by Investing Activities	0	0

Financing Activities:
Overdraft	338	--
Notes payable-third parties	275	4,763

Net Cash Provided by Financing Activities	613	4,763

Increase (Decrease) in Cash and Cash Equivalents	(131)	0

Cash and Cash Equivalents at Beginning Of Period	131	0

Cash and Cash Equivalents at End of Period	$ 0	0

Supplemental schedules of cash flow information:
Interest paid	--	--
Income Taxes paid	--	--

The accompanying notes are an integral part of the unaudited financial statements

NVCN CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1:

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of NVCN Corporation (“NVCN”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in NVCN’s May 31, 2008 Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end May 31, 2008 as reported on Form 10-K, have been omitted.

NOTE 2:

GOING CONCERN CONSIDERATIONS

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $42,282 for the three months ending August 31, 2008.  As of August 31, 2008, the Company reported an accumulated deficit of $11,443,972.  The Company has no sales or revenue.  The Company’s ability to generate net income and positive cash flows is dependent on the ability to acquire or start an operating entity as well as the ability to raise additional capital.  Management is following strategic plans to accomplish these objectives, but success is not guaranteed.  As of August 31, 2008, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

B. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

C. BASIC EARNINGS PER SHARE

In February, 1997, the FASB issued SFAS No. 128, “Earnings Per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share.

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

 D. REVENUE RECOGNITION

The Company has not recognized any revenues from its operations.

NOTE 4:

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force).  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. This ASU is effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued Accounting Standard Update No. 2010-13 “Stock Compensation” (Topic 718). ASU No.2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update (“ASU” or “Update”) No. 2010–17, “Revenue Recognition - Milestone Method.” The objective of this Update is to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect that the adoption of this pronouncement will have a significant effect on its unaudited interim financial statements.

In February 2010, FASB issued ASU No. 2010-09, “Subsequent Events” (Topic 855) Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. ASU 2010-09 is effective for interim and annual periods ending after June 15, 2010. The Company does not expect the adoption of ASU 2010-09 to have a material impact on its unaudited interim results of operations or financial position.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06) (codified within ASC 820 Fair Value Measurements and Disclosures). ASU 2010-06 improves disclosures originally required under SFAS No. 157. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of the guidance did not have a material effect on the Company's unaudited interim financial position, results of operations, cash flows or related disclosures.

NOTE 5:

RELATED PARTY TRANSACTION

An officer-director in 2002 made a $15,000, interest bearing unsecured demand loan to the Company, to provide funds to pay outstanding Company expenses due to a former officer and former legal counsel of the Company. As of August 31, 2008 the outstanding balance was $13,362.

NOTE 6:

COMMITMENTS AND CONTINGENCIES

In 1999 a claim was asserted against the Company by I-Flow Corporation (I-Flow), which claimed in litigation against the Company that the Company’s products infringed proprietary rights claimed by I-Flow. The I-Flow litigation resulted in a final judgment being entered against the Company on May 26, 2000, in the amount of $1,344,582. The judgment also enjoins the Company from further sales of infringing products.

In an attempt to settle the above judgment, the Company on September 25, 2000, entered into a letter of intent to acquire all the issued and outstanding shares of YourNet, Inc. (“YourNet”).  In order to facilitate this transaction, the Company entered into a settlement with I-Flow that would have required the Company to issue 500,000 shares of post acquisition stock and pay $144,000 in cash.  Neither the Your Net acquisition nor the I-Flow settlement was completed. As of August 31, 2008 the outstanding balance was $1,344,582 plus accrued interest of $771,647 for a total of $2,126,229.

NOTE 7:

SUBSEQUENT EVENTS

As of May 27, 2010 the judgment received by I-Flow on May 26, 2000 against the Company was not renewed. Under the statutes of limitation if a judgment has not been renewed within 10 years of issuance the judgment expires and the Company is not liable for the amount of the judgment. It is the opinion of the Company’s legal counsel that the Company is not liable for the judgment and therefore the Company as of the year end May 31, 2010 reduced its liabilities of $1,344,582 plus the accrued interest of $936,414.90 for a total of $2,280,996.90.

ITEM 2:  MANAGEMENTS DISCUSSION AND ANALYSIS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. NVCN’s actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in NVCN Corporation’s filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

OVERVIEW

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

RESULTS OF OPERATIONS

During the three month period ending August 31, 2008 and 2007 the Company had no revenues.  General and Administrative expense totaled $18,744 for the three months ending August 31, 2008 compared to $16,375 for the same period in 2007.  Interest expense was $23,538 for the three months periods ending

August 31, 2008 $23,905 for the same period in 2007. Net loss of the period was $42,282 for August 31, 2008 and $40,280 for 2007.  The loss was a result of no revenue and during both 2008 and 2007 along with administrative expenses and interest.

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2008, the Company had no assets and current liabilities of $2,493,660, resulting in working capital deficit of $2,493,660.  Shareholders' deficit as of August 31, 2008 was $2,493,660. Except for funds of $13,362 advanced by a related party there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company..

Net cash used in operations for the period ending August31, 2008 was $744 compared to cash used of $4,763 for the same period in 2009, a decrease of $4,019. Net cash used in investing activities for the period ending August 31, 2008 was zero as well as for the same period in 2007. Net cash provided by financing activities during the period ended August 31, 2008 was $613 compared to net cash provided of $4,763 in 2007, a decrease of $4,019.

Our existing capital may not be sufficient to meet the Company’s cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.  This condition raises substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if NVCN is unable to continue as a going concern.

EMPLOYEES

As of August 31, 2008 the Company had no employees

CAPITAL EXPENDITURES

There were no capital expenditures during the quarter ended August 31, 2008.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSUREES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K NVCN is not required to provide information required under this Item.

ITEM 4T: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures(as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the "Exchange Act"), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-Q such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise.  Our CEO/CFO does not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the company’s lack of working capital to hire additional staff.  To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II – OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

            On July 24, 1999, I-Flow Corporation (I-Flow) filed a suit against the Company, which claimed that the Company’s products infringed on proprietary rights claimed by I-Flow. The I-Flow litigation resulted in a final judgment being entered against the Company on May 26, 2000, in the amount of $1,344,582. The judgment also enjoins the Company from further sales of infringing products. The judgment was not renewed and expired on May 27, 2010.

ITEM 1A.  RISK FACTORS.

There have been no material changes to NVCN’s risk factors as previously disclosed in our most recent 10-KSB filing for the year ending May 31, 2008.

ITEM 2: CHANGES IN SECURITIES

None.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION.

None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.

On December 20, 2010 the Company filed an 8-K appointing Johnson, Mattson, Peterson, Mathias & Co.  as auditors for the Company and dismissing Gruber and Associates the previous auditor.

Exhibits

Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NVCN Corporation.

Dated: December  21, 2010

by: /s/ Gary Borglund

Gary Borglund, Principal Executive Officer

and Principal Financial Officer

EXHIBIT INDEX

Number	Description
31	Rule 13a-14(a)/15d-14(a) Certification of Gary Borglund (filed herewith).
32	Section 1350 Certification of Gary Borglund (filed herewith).

12