Form 10-Q
period 2008-11-30
NVCN CORP
filed 2010-12-21
CIK 740571

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2008

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM__________ TO ______________

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

As of December 21,  2010 the Registrant had 1,748,371 shares of common stock issued and outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

 PAGE

ITEM 1.  FINANCIAL STATEMENTS

                BALANCE SHEET AS OF

                            NOVEMBER 30, 2008 AND MAY 31, 2008

3

        STATEMENTS OF OPERATIONS

        FOR THE THREE MONTHS ENDED

                            NOVEMBER 30, 2008 AND NOVEMBER 30, 2007(UNAUDITED)

4

        STATEMENTS OF CASH FLOWS

                            FOR THREE MONTHS ENDED

                NOVEMBER 30, 2008 AND NOVEMBER 30, 2007 (UNAUDITED)

5

                NOTES TO FINANCIAL STATEMENTS

6

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MAKRET RISK

10

ITEM 4T. CONTROLS AND PROCEDURES                                                                                                             10

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

11

            ITEM 2.  UNREGISTERED SALES OF EQUITY

                             SECURITIES AND USE OF PROCEEDS

11

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE

                             OF SECURITY HOLDERS

11

ITEM 5.  OTHER INFORMATION

11

ITEM 6.  EXHIBITS

12

SIGNATURES

12

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

NVCN CORPORATION

BALANCE SHEET

 (Unaudited)

	November 30,	May 31,
	2008	2008
ASSETS
Current assets
Cash	$ 14	$ 131

Total Assets	14	$ -

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	112,218	88,718
Accrued interest	809,436	762,359
Accrued compensation- related party	225,000	200,000
Accrued litigation settlement	1,344,582	1,344,582
Notes payable- related parties	14,092	13,087
Notes payable- third party	42,763	42,763

Total Current Liabilities	2,548,090	2,451,509

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value; authorized 50,000,000
shares, issued and outstanding 1,748,371 shares, respectively	1,748	1,748
Preferred stock, $0.01 par value, authorized 10,000,000 shares;
issued and outstanding; none	--	--
Additional paid-in capital	8,948,564	8,948,564
Retained earnings (deficit)	(11,498,388)	(11,401,690)

Total Stockholders’ Deficit	(2,548,077)	(2,451,378)
Total liabilities and stockholders’ equity (deficit)	$ 14	$ --

The accompanying notes are an integral part of the unaudited financial statements

NVCN CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	November 30		November 30
	2008	2007	2008	2007

Revenue	$ --	$ --	$ --	$ --

Selling, General, and Administrative Expenses	30,879	12,500	49,623	25,000

Operating loss	(30,879)	(12,500)	(49,623)	(72,810)

Other income (expense)
Interest expense	(23,538)	(23,905)	(47,076)	(47,810)
Total other income(expense)	(23,538)	--	(47,076)	--

Net loss	$ (54,417)	$ (36,405)	$ (96,699)	$ (72,810)

Basic loss per common share	$ (0.03	$ (0.02)	$ (0.06)	$ (0.04)

Weighted Average Number of Common Shares
Used to Compute net loss per Weighted Average Share	1,748,371	1,748,371	1,748,371	1,748,371

The accompanying notes are an integral part of the unaudited financial statements

NVCN CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	November 30,
	2008	2007

Operating Activities
Net Income (Loss) Before Extraordinary Item	$ (96,699)	$ (72,810)
Adjustments to Reconcile Net (Loss) to Net Cash
(Required) by Operating Activities:
Accounts payable	23,500	--
Accrued Interest	47,077	47,810
Accrued compensation-related party	25,000	25,000

Net Cash Required by Operating Activities	(1,122)	--

Investing Activities:
Cash given in consideration with stock and other assets for the
reduction of accrued compensation liabilities	--	--

Net Cash Required by Investing Activities	--	--

Financing Activities:
Note payable-related party	1,005	--

Net Cash Provided by Financing Activities	1,005	--

Increase (Decrease) in Cash and Cash Equivalents	(117)	--

Cash and Cash Equivalents at Beginning Of Period	131	--

Cash and Cash Equivalents at End of Period	$ 14	--

Supplemental schedules of cash flow information:
Interest paid	--	--
Income Taxes paid	--	--

 The accompanying notes are an integral part of the unaudited financial statements

NVCN CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1:

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of NVCN Corporation (“NVCN”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in NVCN’s May 31, 2008 Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end May 31, 2008 as reported on Form 10-KSB, have been omitted.

NOTE 2:

GOING CONCERN CONSIDERATIONS

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $96,699 for the six months ending November 30, 2008.  As of November 30, 2008, the Company reported an accumulated deficit of $11,498,388.  The Company has no sales or revenue.  The Company’s ability to generate net income and positive cash flows is dependent on the ability to acquire or start an operating entity as well as the ability to raise additional capital.  Management is following strategic plans to accomplish these objectives, but success is not guaranteed.  As of November 30, 2008, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

NOTE 5:

RELATED PARTY TRANSACTION

An officer-director in 2002 made a $15,000, interest bearing unsecured demand loan to the Company, to provide funds to pay outstanding Company expenses due to a former officer and former legal counsel of the Company. As of November 30, 2008 the outstanding balance was $14,092.

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

In an attempt to settle the above judgment, the Company on September 25, 2000, entered into a letter of intent to acquire all the issued and outstanding shares of YourNet, Inc. (“YourNet”).  In order to facilitate this transaction, the Company entered into a settlement with I-Flow that would have required the Company to issue 500,000 shares of post acquisition stock and pay $144,000 in cash.  Neither the Your Net acquisition nor the I-Flow settlement was completed. As of November 30, 2008 the outstanding balance was $1,344,582 plus accrued interest of $795,177 for a total of $2,139,729.

NOTE 7:

SUBSEQUENT EVENTS

As of May 27, 2010 the judgment received by I-Flow on May 26, 2000 against the Company was not renewed. Under the statutes of limitation if a judgment has not been renewed within 10 years of issuance the judgment expires and the Company is not liable for the amount of the judgment. It is the opinion of the Company’s legal counsel that the Company is not liable for the judgment and therefore the Company as of the year end May 31, 2010 reduced its liabilities of $1,344,582 plus the accrued interest of $936,414.90 for a total of $2,280,996.

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

RESULTS OF OPERATIONS

During the three and six month periods ending November 30, 2008 and 2007 the Company had no revenues.  General and Administrative expense totaled $30,879 for the three months and $49,623 for the six months  ending November 30, 2008 compared to $12,500 and $25,000  for the same periods in 2007.  Interest expense was $23,538 for the three months periods and $47,076 for the six months ending November 30, 2008 compared to  $23,903 and $47,810  for the same period in 2007. Net loss of the three month period was $54,417 and for the six month period $96,699 for November 30, 2008 compared to $36,405 and

$72,810 for the same periods in 2007.  The loss was a result of no revenue and during both 2008 and 2007 along with administrative expenses and interest.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2008, the Company had assets of $14 in cash and current liabilities of $2,548,090, resulting in working capital deficit of $2,548,076.  Shareholders' deficit as of November 30, 2008 was $2,548,090. Except for funds of $14,092 advanced by a related party there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company..

Net cash used in operations for the period ending August 31, 2008 was $1,122 compared to cash used of zero for the same period in 2009, an increase of $1,122. Net cash used in investing activities for the period ending November 30, 2008 was zero as well as for the same period in 2007. Net cash provided by financing activities during the period ended November 30, 2008 was $1,005 compared to zero in 2007, an increase of $1,005.

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

EMPLOYEES

As of November 30, 2008 the Company had no employees

CAPITAL EXPENDITURES

There were no capital expenditures during the quarter ended November 30, 2008.

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

None

ITEM 5.  OTHER INFORMATION.

None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.

On December 20, 2010 the Company filed an 8-K appointing Johnson, Mattson, Peterson, Matthias & Co. P.A. as auditors for the Company and dismissing E Randall Gruber, CPA PC the previous auditor.

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