Form 10-Q
period 2009-02-28
NVCN CORP
filed 2010-12-22
CIK 740571

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2009

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

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

 PAGE

ITEM 1.  FINANCIAL STATEMENTS

                BALANCE SHEET AS OF

                            FEBRUARY 28, 2009 AND MAY 31, 2008

3

        STATEMENTS OF OPERATIONS

        FOR THE THREE MONTHS ENDED

                            FEBRUARY 28, 2009 AND FEBRUARY 28, 2008(UNAUDITED)

4

        STATEMENTS OF CASH FLOWS

                            FOR THREE MONTHS ENDED

                FEBRUARY 28, 2009 AND FEBRUARY 28, 2008 (UNAUDITED)

5

                NOTES TO FINANCIAL STATEMENTS

6

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

8

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MAKRET RISK

9

ITEM 4T. CONTROLS AND PROCEDURES                                                                                                            9

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

10

               ITEM 2.  UNREGISTERED SALES OF EQUITY

                             SECURITIES AND USE OF PROCEEDS

10

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE

                             OF SECURITY HOLDERS

10

ITEM 5.  OTHER INFORMATION

10

ITEM 6.  EXHIBITS

11

SIGNATURES

11

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

NVCN CORPORATION

BALANCE SHEET

 (Unaudited)

	February 28,	May 31,
	2009	2008
ASSETS
Current assets
Cash	$ --	$ 131

Total Assets	$ --	$ 131

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank overdraft	$ 94	$ --
Accounts payable and accrued expenses	107,917	88,718
Accrued interest	819,005	762,359
Accrued compensation- related party	239,221	200,000
Accrued litigation settlement	1,344,582	1,344,582
Notes payable- related parties	--	13,087
Notes payable- third party	78,763	42,763

Total Current Liabilities	2,589,582	2,451,509

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value; authorized 50,000,000 shares;
issued and outstanding 1,748,371 shares respectively	1,748	1,748
Preferred stock, $0.01 par value authorized 10,000,000 shares;
issued and outstanding; none	--	--
Additional paid-in capital	8,948,564	8,948,564
Retained earnings (deficit)	(11,539,894)	(11,401,690)

Total Stockholders’ Deficit	(2,589,582)	(2,451,378)
Total liabilities and stockholders’ equity (deficit)	$ --	$ --

The accompanying notes are an integral part of the unaudited financial statements

NVCN CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28		February 28
	2009	2008	2009	2008
Revenue	$ --	$ --	$ --	$ --

Selling, General, and Administrative Expenses	17,687	13,124	67,309	38,268

Operating loss	(17,687)	(13,124)	(67,309)	(38,268)

Other income (expense)
Interest expense	(23,819)	(23,913))	(70,896)	(71,723)
Total other income(expense)	(23,819)	--	(70,896)	(71,723)

Net loss	$ (41,506)	$ (37,037)	$ (138,205)	$ (122,705)

Basic Loss Per Common Share net Income (Loss)	$ (0.02	$ (0.02)	$ (0.08)	$ (0.07)

Weighted Average Number of Common Shares
Used to Compute Net Loss per Weighted Average Share	1,748,371	1,748,371	1,748,371	1,748,371

The accompanying notes are an integral part of the unaudited financial statements

NVCN CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	February 28,
	2009	2008

Operating Activities
Net Income (Loss) Before Extraordinary Item	$ (138,204)	$ (109,991)
Adjustments to Reconcile Net (Loss) to Net Cash
(Required) by Operating Activities:
Accounts payable	19,200	166
Accrued Interest	56,646	71,723
Accrued compensation-related party	39,220	37,500

Net Cash Required by Operating Activities	(23,138)	(602)

Investing Activities:
Cash given in consideration with stock and other assets
for the reduction of accrued compensation liabilities	--	--

Net Cash Required by Investing Activities	--	--

Financing Activities:
Bank overdraft	94	--
Proceeds from notes payable	36,000	--
Note payable-related party	(13,987)	(173)

Net Cash Provided by Financing Activities	23,007	602

Increase (Decrease) in Cash and Cash Equivalents	(131)	--

Cash and Cash Equivalents at Beginning Of Period	131	--

Cash and Cash Equivalents at End of Period	$ --	$ --

Supplemental schedules of cash flow information:
Interest paid	--	--
Income Taxes paid	--	--

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

NOTE 2:

GOING CONCERN CONSIDERATIONS

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $138,204 for the nine months ending February 28, 2009.  As of February 28, 2009, the Company reported an accumulated deficit of $11,539,894.  The Company has no sales or revenue.  The Company’s ability to generate net income and positive cash flows is dependent on the ability to acquire or start an operating entity as well as the ability to raise additional capital.  Management is following strategic plans to accomplish these objectives, but success is not guaranteed.  As of February 28, 2009, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

NOTE 5:

RELATED PARTY TRANSACTION

An officer-director in 2002 made a $15,000, interest bearing unsecured demand loan to the Company, to provide funds to pay outstanding Company expenses due to a former officer and former legal counsel of the Company. As of February 28, 2009 the outstanding balance had been paid.

NOTE6:

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

In an attempt to settle the above judgment, the Company on September 25, 2000, entered into a letter of intent to acquire all the issued and outstanding shares of YourNet, Inc. (“YourNet”).  In order to facilitate this transaction, the Company entered into a settlement with I-Flow that would have required the Company to issue 500,000 shares of post acquisition stock and pay $144,000 in cash.  Neither the Your Net acquisition nor the I-Flow settlement was completed. As of February 28, 2009 the outstanding balance was $1,344,582 plus accrued interest of $818,715 for a total of $2,163,297.

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

RESULTS OF OPERATIONS

During the three and nine month periods ending February 28, 2009 and 2008 the Company had no revenues.  General and Administrative expense totaled $17,687 for the three months and $67,308 for the nine months  ending February 28, 2009 compared to $13,124 and $38,268  for the same periods in 2008.  Interest expense was $23,819 for the three months periods and $70,896 for the nine months ending February 28, 2009 compared to  $23,913 and $71,723  for the same period in 2008. Net loss of the three month period was $41,506 and for the nine month period $138,204 for February 28, 2009 compared to $37,037 and $122,705 for the same periods in 2008.  The loss was a result of no revenue and during both 2009 and 2008 along with administrative expenses and interest.

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 2009, the Company had no assets and current liabilities of $2,589,582, resulting in working capital deficit of $2,589,489.  Shareholders' deficit as of February 28, 2009 was $2,589,582. Except for funds of $14,092 advanced by a related party there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company..

Net cash used in operations for the period ending August31, 2009 was $23,138 compared to cash used of $602 for the same period in 2009, an increase of $22,536. Net cash used in investing activities for the period ending February 28, 2009 was zero as well as for the same period in 2008. Net cash provided by financing activities during the period ended February 28, 2009 was $23,007 compared to $602 in 2008, an increase of $22,405.

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

EMPLOYEES

As of February 28, 2009 the Company had no employees

CAPITAL EXPENDITURES

There were no capital expenditures during the quarter ended February 28, 2009.

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