Form 10-K
period 2009-05-31
NVCN CORP
filed 2011-01-14
CIK 740571

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2009

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

Registrant’s telephone number: (612) 750-5585

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

The Company’s revenues for the fiscal year ended May 31, 2009 were zero.  The aggregate market value of the voting stock held by non-affiliates of the Company as of December31, 2010: $70,222.  As of December 31, 2010, the Company had 1,748,371 shares of common stock issued and outstanding.

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

Business of the Company.

The Company was organized to develop, manufacture and market its proprietary Durapulse(tm) cardiac pacemaker and accessory products. Although the Company achieved sales of its pacemaker medical device and accessories products, it did not achieve profitability. The Company suspended manufacturing the cardiac pacemaker in 1990. During 1985, the Company entered into an agreement with Qinling Semiconductor to establish Qinming Medical, Inc., a Sino-American joint venture in Baoji, China, for the manufacture and distribution of cardiac pacemakers and accessory products, which are still manufactured and distributed in China.  In 1992, the Company sold its 49% interest in the joint venture to Qinming.

Until August 2000, the Company designed, developed, manufactured and marketed low-cost, disposable elastomeric infusion pumps for pain management and was developing other applications for its elastomeric infusion pump technology. Substantially all of the Company's revenues since 1995 were derived from the sale of elastomeric infusion pumps that were designed to deliver small quantities of pain medication at a nominally constant flow rate. The Company’s elastomeric infusion pumps, marketed as the dib(tm) Drug Infusion Balloon Pump, were authorized by the U.S. Food and Drug Administration for sale in the United States for epidural, intravenous and percutaneous infusion of a wide range of medications, including narcotic and non-narcotic anesthetics, chemotherapy agents and antibiotics. The Company terminated its drug infusion pump business activity as of August 31, 2000.

The decision by the management of the Company to discontinue its medical products business was based on claims asserted against the Company in 1999, by I-Flow Corporation (“I-Flow”), which claimed in litigation against the Company that the Company’s products infringed proprietary rights claimed by I-Flow. The I-Flow litigation resulted in a final judgment being entered against the Company on May 26, 2000, in the amount of $1,344,582. The judgment also enjoined the Company from further sales of infringing products.

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

The Company currently has no operations.  The Company continues to evaluate alternatives in order to improve the Company’s financial condition, including merger and acquisition opportunities. There is no assurance that the Company will be successful in obtaining such opportunities. If a merger or acquisition opportunity does arise, the Company’s value as a partner in a merger or other business combination will rest primarily upon the potential public market for the Company’s shares.

The Company owns no patents or trademarks, and has no employees.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company is provided office space without cost by the president of the company.  It currently does not own any equipment at that location.

ITEM 3.  LEGAL PROCEEDINGS.

(a)  On September 1, 1998, the Company entered into a distribution agreement with its key supplier, DIB International Company, Ltd., Tokyo, Japan. The agreement was in effect for a four-year period and provides for minimum purchase quantities by the Company.  The Company has breached the terms of the distribution agreement, but to date, the supplier has not taken any action against such breach. At this time, management is unaware of the potential financial effect of its breach.

(b)  On July 23, 1999, the Company was served with a complaint filed in the United States District Court, Central District of California, Santa Ana, California, by I-Flow Corporation alleging various causes of action for patent interference against the Company with respect to its elastomeric infusion pump technology.  The Company took the position that the California court lacked jurisdiction and elected not to appear.  I-Flow Corporation claimed the dib(tm) Drug Infusion Balloon Pump design violated its patents and was subsequently awarded damages, legal fees and costs. The Company denied the Dib(tm) design infringed any I-Flow patents and regarded this legal action as strictly anti-competitive.  However, the Company was financially unable to respond to this lawsuit in California and therefore I-Flow was granted a final default judgment on May 3, 2000 which awarded I-Flow Corporation a permanent injunction restraining the Company from importing, manufacturing, and selling its dib(tm) Drug Infusion Balloon Pump in the United States.  In addition, I-Flow was awarded damages and costs totaling $1,344,582.  The Company believes this judgment has had a serious material adverse effect on its business and financial condition.  During October 2000 the Company and I-Flow entered into a conditional settlement of the judgment. The settlement agreement provides that the Company will pay I-Flow Corporation $144,000 cash and issue to it 500,000 shares of new Company common stock.  The settlement agreement provides that payment of the settlement must be made no later than December 31, 2000 or the agreement becomes null and void.

Prior to May 26, 2010 the plaintiff did not renew the judgment they received against the Company. If a judgment is not renewed within 10 years of its issuance, the judgment is vacated by the courts and the liability of the Company ceases to exist. A search of the court records by the legal counsel of the Company found the judgment had not been renewed within the required time period. The Company has written off the principal and interest as of May 31, 2010

(c)

In conjunction with the court judgment in favor of I-Flow Corporation described above, effective August 31, 2000, the Board of Directors approved the conveyance of all the Company’s assets

(with a book basis of $89,000 at May 31, 2000) to David P. Lang, Chief Executive Officer, and John D. Lang, Manager, Operations Manager, in full payment of their accrued, unpaid salaries of $392,711 and full satisfaction of the indebtedness owing to Mr. Lang for his previous loan of $75,000.  In addition, Mr. Lang agreed to assume full responsibility for all Company liabilities, except the settlement damages to I-Flow Corporation and financial statement audit costs and expenses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

The Company’s common stock began trading publicly in January, 1985 on the NASDAQ Small Cap following its initial public stock offering.  The Company’s common stock was de-listed to the Over the Counter Bulletin Board in 1987.  In February, 2000, the Company’s common stock was de-listed to the National Quotation Bureaus’ Pink Sheets (now know as Pink Sheets LLC), where it continued to trade under the symbol “NVCN”.  In February 2001, the name was changed to NVCN Corporation, and now trades under the symbol “NVCP”.  The range of closing prices shown below is as reported by this market.  The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. As of May 31, 2009 the Company had 1,743,181 shares of common stock issued and outstanding, of which 1,404,446 were held by non- affiliates.

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ended on May 31, 2009 (1)

	High	Low
Quarter Ended May 31, 2009	0.12	0.12
Quarter Ended February 28, 2009	0.15	0.05
Quarter Ended November 30, 2008	0.07	0.05
Quarter Ended August 31, 2008	0.11	0.05

(1)  The Company’s common stock only traded sporadically during this fiscal year

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ended on May 31, 2008

	High	Low
Quarter Ended May 31, 2008	0.15	0.12
Quarter Ended February 28, 2008	0.12	0.11
Quarter Ended November 30, 2007	0.12	0.11
Quarter Ended August 31, 2007	0.10	0.10

The Internet provided the above information to the Company. These quotations may reflect inter-dealer prices without retail mark-up/mark-down/commission and may not reflect actual transactions.

As of May 31, 2009, the Company had approximately 1,146 shareholders of record.

Dividend Information.

The Company has not declared or paid a cash dividend to stockholders since it was incorporated.  The Board of Directors presently intends to retain any earnings to finance Company operations and does not expect to authorize cash dividends in the foreseeable future.  Any payment of cash dividends in the future will depend upon the Company's earnings, capital requirements and other factors.

Sales of Unregistered Securities.

There were no sales of unregistered (restricted) securities during the year ending May 31, 2009

ITEM 6.  SELECT FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS MAY NOT PROVE ACCURATE

When used in this Form 10-K, the words “anticipated”, “estimate”, “expect”, and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that the Company will fail to generate projected revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

OVERVIEW

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended December 31, 2009 and 2008 should be read in conjunction with the financial statements of the Company and related notes included therein.

The following discussion should be read in conjunction with the financial statements of the Company and notes thereto contained elsewhere in this report.

Twelve-Month Plan of Operation.

The Company intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity.  The board of directors will make the final approval in determining whether to complete any acquisition, and unless required by applicable law, the articles of incorporation or bylaws or by contract, stockholders' approval will not be sought.

        The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Company to incur costs for payment of accountants, attorneys, and others.  If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable.  Further, even if an agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Company of all related costs incurred.

        Currently, management is not able to determine the time or resources that will be necessary to locate and acquire or merge with a business prospect.  There is no assurance that the Company will be able to acquire an interest in any such prospects, products or opportunities that may exist or that any activity of the Company, regardless of the completion of any transaction, will be profitable.

        If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition.  Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company’s shareholders due to the issuance of stock to acquire such an opportunity.

Capital Expenditures.

There were no capital expenditures during the fiscal year ended May 31, 2009.

Risk Factors Connected with Plan of Operation.

(a)

Limited Prior Operations, History of Operating Losses, and Accumulated Deficit May Affect Ability of Company to Survive.

The Company has had limited prior operations to date.  Since the Company’s principal activities recently have been limited to seeking new business ventures, it has no recent record of any revenue-producing operations.  Consequently, there is only a limited operating history upon which to base an assumption that the Company will be able to achieve its business plans.  In addition, the Company has only limited assets.  As a result, there can be no assurance that the Company will generate significant revenues in the future; and there can be no assurance that the Company will operate at a profitable level.  Accordingly, the Company’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business.

The Company has incurred net losses: $184,727 for the fiscal year ended May 31, 2009 and $209,758 for the fiscal year ended May 31, 2008.  The Company’s current liabilities exceed its current assets by $2,636,105 as of May 31, 2009 and $2,451,378 as of May 31, 2008.  At May 31, 2009, the Company had an accumulated deficit of $11,586,105.  This raises substantial doubt about the Company’s ability to continue as a going concern.

As a result of the fixed nature of many of the Company’s expenses, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected delays in the development and marketing of the Company’s products or any capital raising or revenue shortfall.  Any such delays or shortfalls will have an immediate adverse impact on the Company’s business, operations and financial condition.

(b)

Need for Additional Financing May Affect Operations and Plan of Business.

The working capital requirements associated with any adopted plan of business of the Company may be significant.  The Company anticipates, based on currently proposed assumptions relating to its operations (including with respect to costs and expenditures and projected cash flow from operations), that it must seek financing to continue its operations (an amount which is as yet to be determined).  However, such financing, when needed, may not be available, or on terms acceptable to management.  The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s business plan.  The Company’s independent accountant audit report included in this Form 10-K includes a substantial doubt paragraph regarding the Company’s ability to continue as a going concern.

If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business, operating results and financial condition.  In addition, insufficient funding may have a material adverse effect on the company’s financial condition, which could require the company to:

•

curtail operations significantly;

•

sell significant assets;

•

seek arrangements with strategic partners or other parties that may require the company to relinquish significant rights to products, technologies or markets; or

•

explore other strategic alternatives including a merger or sale of the company.

To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to existing stockholders.  If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company’s operations.  Regardless of whether the Company’s cash assets prove to be inadequate to meet the Company’s operational needs, the Company may seek to compensate providers of services by issuance of stock in lieu of cash, which will also result in dilution to existing shareholders.

(c)

Loss of Any of Current Management Could Have Adverse Impact on Business and Prospects for Company.

The Company’s success is dependent upon the hiring and retention of key personnel.  None of the officers or directors has any employment or non-competition agreement with the Company.  Therefore, there can be no assurance that these personnel will remain employed by the Company.  Should any of these individuals cease to be affiliated with the Company for any reason before qualified replacements could be found, there could be material adverse effects on the Company’s business and prospects.

In addition, all decisions with respect to the management of the Company will be made exclusively by the officers and directors of the Company.  Investors will only have rights associated with stockholders to make decisions which affect the Company.  The success of the Company, to a large extent, will depend on the quality of the directors and officers of the Company.  Accordingly, no person should invest in the shares unless he is willing to entrust all aspects of the management of the Company to the officers and directors.

(d)

Potential Conflicts of Interest May Affect Ability of Officers and Directors to Make Decisions in the Best Interests of Company.

The officers and directors have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors, and each will continue to do so notwithstanding the fact that management time may be necessary to the business of the Company. As a result, certain conflicts of interest may exist between the Company and its officers and/or directors which may not be susceptible to resolution.

In addition, conflicts of interest may arise in the area of corporate opportunities which cannot be resolved through arm’s length negotiations.  All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Company.  It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the board of directors to the Company, any proposed investments for its evaluation.

(e)

Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by Company.

The Company’s Amended and Restated Certificate of Incorporation contain provisions to eliminate, to the fullest extent permitted by the Delaware General Corporation Law, as in effect from time to time, the personal liability of directors of the Company for monetary damages arising from a breach of their fiduciary duties as directors.  The Amended and Restated Certificate of Incorporation and the Amended and Restated By-Laws of the Company include provisions to the effect that the Company may, to the maximum extent permitted from time to time under applicable law, indemnify any director, officer, or employee to the extent that such indemnification and advancement of expense is permitted under such law, as it may from time to time be in effect.  Any limitation on the liability of any director, or indemnification of directors, officer, or employees, could result in substantial expenditures being made by the Company in covering any liability of such persons or in indemnifying them.

(f)

Absence of Cash Dividends May Affect Investment Value of Company’s Stock.

The board of directors does not anticipate paying cash dividends on the common stock for the foreseeable future and intends to retain any future earnings to finance the growth of the Company’s business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements and the general operating and financial conditions of the Company as well as legal limitations on the payment of dividends out of paid-in capital.

(g)

Non-Cumulative Voting May Affect Ability of Some Shareholders to Influence Mangement of Company.

Holders of the shares of common stock of the Company are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Company, and the minority shareholders will not be able to elect a representative to the Company’s board of directors.

(h)

(h)         No Assurance of Continued Public Trading Market and Risk of Low Priced Securities May Affect Market Value of Company’s Stock.

There has been only a limited public market for the common stock of the Company.  The common stock of the Company is currently quoted on the Pink Sheets LLC.  As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Company’s securities. In addition, the common stock is subject to the low-priced security or so called “penny stock” rules that impose additional sales practice requirements on broker-dealers who sell such securities.  The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission (“SEC”), any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith.   The regulations governing low-priced or penny stocks sometimes limit the ability of broker-dealers to sell the Company’s common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

(i)

Failure to Maintain Market Makers May Affect Value of Company’s Stock.

If the Company is unable to maintain a National Association of Securities Dealers, Inc. member broker/dealers as market makers, the liquidity of the common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail.  Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market.  There can be no assurance the Company will be able to maintain such market makers.

(j)

Sale of Shares Eligible For Future Sale Could Adversely Affect the Market Price.

All of the 327,259 (post-split) shares of common stock that are currently held, directly or indirectly, by significant shareholders of the Company (other than management), as shown in the chart under Part III, Item 11 of this Form 10-K, have been issued in reliance on the private placement exemption under the Securities Act of 1933.  Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933.  In general, under Rule 144 a person, or persons whose shares are aggregated, who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Company, as defined, would be entitled to sell within any three-month period a number of shares that does not exceed 1% of the then outstanding shares of common stock, provided that current public information is then available.  If a substantial number of the shares owned by these shareholders were sold under Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

Critical Accounting Policies.

The SEC has issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”); suggesting companies provide additional disclosure and commentary on their most critical accounting policies.  In FRR 60, the Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, the Company’s most critical accounting policies include the use of estimates in the preparation of financial statements. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the company reports in its financial statements.

The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates these estimates, including those related to revenue recognition and concentration of credit risk.  The Company bases its estimates on historical experience and on various other assumptions that is believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Forward Looking Statements.

The foregoing plan of operation contains “forward looking statements” within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended.  The words “believe,” “expect,” “anticipate,” “intends,” “forecast,” “project,” and similar expressions identify forward-looking statements.  These are statements that relate to future periods and include, but are not limited to, statements as to the Company’s estimates as to the adequacy of its capital resources, its need and ability to obtain additional financing, its operating losses and negative cash flow, and its critical accounting policies.  Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.  These risks and uncertainties include, but are not limited to, those discussed above.  These forward-looking statements speak only as of the date hereof.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 8.   FINANCIAL STATEMENTS.

Financial statements are audited and included herein beginning on Exhibit 1, page 1 and are incorporated herein by this reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 On October 8, 2010, and acting upon a decision to change accountants recommended and approved by the Registrant's Board of Directors, the Registrant dismissed Gruber & Company, LLC, of Lake Saint Louis, Missouri, which has audited the financial statements of the Company for the years ending May 31, 2008.

During our two most recent fiscal years, the Registrant did not consult Gruber & Company, LLC regarding either: (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, or (ii) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

Gruber & Company, LLC’s report on the Registrant's financial statements for the year ended May 31, 2008, did not contain any adverse opinion or disclaimer of opinion and was not qualified as to audit scope or accounting principles; however, such year-end report did contain a modification paragraph that expressed substantial doubt about the Registrant's ability to continue as a going concern.

During the fiscal year ended May 31 2008, the latest fiscal year audited by Gruber & Company, and during the period from May 31, 2008, to October 8, 2010, the date of the Registrant's dismissal of Gruber & Company, (i) there were no disagreements between the Registrant and Gruber & Company, LLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Gruber & Company, LLC, would have caused Gruber & Company, LLC to make reference to the subject matter of the disagreement in connection with its reports and (ii) there were no “reportable events,” as described in Item 304(a)(1)(iv) of Regulation S-K of the Securities Exchange Act of 1934, as amended.

The Registrant has authorized without limitation Gruber & Company, LLC, its former accountant, to respond fully to the inquiries of the successor accountant concerning any matter falling within the scope of the successor accountant's services to be provided to the Registrant.

The Registrant is not aware of any issues that had not been resolved to the satisfaction of Gruber & Company, LLC, prior to the Registrant's dismissal of Gruber & Company, LLC on October 8, 2010.

(b) On October 8, 2010, and acting upon a decision to change accountants recommended and approved by the Registrant's Board of Directors, the Registrant engaged Johnson, Mattson, Peterson, Mathias & Co., of Buffalo, Minnesota, to audit the Registrant’s financial statements for all periods subsequent to May 31, 2008.

During the Registrant's two most recent fiscal years, and any subsequent interim period prior to engaging the successor accountant identified herein, neither the Registrant nor anyone acting on its behalf consulted the newly engaged accountant regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Registrant's financial statements; (iii) any matter that was the subject of a disagreement between the Registrant and Gruber & Company, LLC, or (iv) any other matter.

The Registrant has requested the newly engaged accountant to review the disclosure required by this Item 4.01 before it is filed with the Commission and has provided the newly engaged accountant the opportunity to furnish the Registrant with a letter addressed to the Commission containing any new information, clarification of the Registrant's expression of its views, or the respects in which it does not agree with the statements made by the Registrant in this Current Report. The newly engaged accountant has indicated to the Registrant that no such letter will be issued.

ITEM 9A.   CONTROLS & PROCEDURES

Evaluation of Disclosure Controls and Procedures

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our CEO and CFO has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise.  Our President does not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the company’s lack of working capital to hire additional staff.  To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2009. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of theTreadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of May 31, 2009

ITEM 9B   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Identification of Directors and Executive Officers of the Company

The following sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which they have served as a director.

There are no other promoters or control persons of the Company.  There are no legal proceedings involving the directors of the Company.  David P. Lang resigned as an officer and director of the Company January 27, 2002; Mr. Borglund was appointed as an director and officer of the company on that date prior to Mr. Lang’s resignation and continues to serve.

The Directors and Officers of the Company will devote their time to the Company’s affairs on an “as needed” basis. As a result, the actual amount of time which each will devote to the Company’s affairs is unknown and is likely to vary substantially from month to month.

The Company has no audit or compensation committee.

Business Experience. The following is a brief account of the business experience for the past five years of the directors and executive officers, indicating their principal occupations and employment during that period, and the names and principal businesses of the organizations in which such occupations and employment were carried out.

The principal executive officer and director of the Company is as follows:

Gary L. Borglund, CEO, CFO &Director.

Mr. Borglund, age 63, has over twelve years of professional experience in new ventures as a principal and executive, as well as ten years as a consultant.  Since 1998 to date, Mr. Borglund has worked exclusively with early stage development, high tech and Internet companies.  Mr. Borglund serves on several boards of directors for public and private companies and remains in these capacities with regard to the companies to date. Mr. Borglund was Vice President of Marketing for Greenhaven Marketing from 1991 to 1996 and a Director of Red Oak Management from 1996 to 2000.  Mr. Borglund was appointed to the board of directors of City Capital Corporation of America in February 2001, and

served as President of that firm until May, 2007. Mr. Borglund was appointed CEO on 27, January 2002.  He became a director of the Company on September 28, 2001. Mr. Borglund attended the University of Minnesota.

CONFLICTS OF INTEREST

The Officers and Directors of the Company will devote only a small portion of their time to the affairs of the Company, estimated to be no more than approximately 15 hours per month. There will be occasions when the time requirements of the Company’s business conflict with the demands of their other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

There is no procedure in place which would allow the Officers and Directors to resolve potential conflicts in an arms-length fashion. Accordingly, they will be required to use their discretion to resolve them in a manner which they consider appropriate.

The Company’s Officers and Directors may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium over the initial cost of such shares may be paid by the purchaser in conjunction with any sale of shares by the Company’s Officers and Directors which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the Company’s Officers and Directors to acquire their shares creates a potential conflict of interest for them in satisfying their fiduciary duties to the Company and its other shareholders. Even though such a sale could result in a substantial profit to them, they would be legally required to make the decision based upon the best interests of the Company and the Company’s other shareholders, rather than their own personal pecuniary benefit.

The Company previously adopted a Code of Ethics in 2004.  The Company has revised the Code of Ethics and is adopting a new Code of Ethics which applies to its directors as well as to its officers including its principal executive officer, principal financial officer, and principal accounting officer. A copy of the Code of Ethics is also available at no charge to anyone who may send a request in writing to the Company, addressed to its CEO,

ITEM 11.  EXECUTIVE COMPENSATION.

During fiscal 2009 the Company accrued for its officer and director an aggregate of $50,000 which was not paid.

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meeting of the Board of Directors.

The Company has no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to the Company’s directors or executive officers.

The Company has no compensatory plan or arrangements, including payments to be received from the Company, with respect to any executive officer or director, where such plan or arrangement would result in any compensation or remuneration being paid resulting from the resignation, retirement or any other termination of such executive officer’s employment or from a change-in-control of the Company or a change in such executive officer’s responsibilities following a change-in-control and the amount, including all periodic payments or installments where the value of such compensation or remuneration exceeds $100,000 per executive officer.

During the last completed fiscal year, no funds were set aside or accrued by the Company to provide pension, retirement or similar benefits for Directors or Executive Officers.

The Company has a written employment agreement with its sole officer and director.

Summary Compensation Table

Name and Principal Position	Year	Annual compensation			Long-term compensation
		Salary ($)	Bonus ($)	Other annual compen -sation ($)	Awards		Payouts	All other compen- sation ($) (1)
					Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	LTIP payouts ($)
Gary Borglund, President (1),(2)	2009 2008 2007	50,000 50,000 50,000	- -	- -	- -	- -	- -	- -

(1)

Mr. Borglund was appointed a director and president on January 27, 2002.

(2)          Mr. Borglund’s salary has been accrued but not paid.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of May 31, 2009 (1,743,371 issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Company, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class
CommonStock	David P. Lang, 5451 Hilltop Avenue, Lake Elmo, Minnesota 55042	343,925	19.73%

Common Stock	Gary L. Borglund, 2535 Pilot Knob Road, Suite 118, Mendota Heights, Minnesota 55120	0	0%

Common Stock	Shares of all directors and executive officers as a group (2 persons)	343,925	19.73%

(1)

None of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as set forth below, during the last two fiscal years there have not been any transaction that have occurred between the Company and its officers, directors, and five percent or greater shareholders.

Since January 2002, the Company has been provided office space without cost by the president of the company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm Johnson Mattson, Peterson, Matthias & Co. P.A. Certified Public Accountants for the year ending December 31, 2009 and E Randall Gruber CPA for the year ending 2008.

	2009	2008
Audit fees	$7,000	$7,000
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accounting firm in connection with statutory and regulatory filings or engagements.  Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning.  All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for in the other categories.

ITEM 15.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

Exhibits.

Exhibits included or incorporated by reference herein are set forth under the Exhibit Index.

Reports on Form 8-K.

During the year ending May 31, 2009 the Company filed one 8-K dismissing the previous auditor and engaging a new audit firm.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NVCN Corporation

Dated:  January 11, 2011

by: /s/ Gary Borglund

Gary Borglund, Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Gary Borglund Gary Borglund	President (principal financial and accounting officer)/Director	January 11, 2011

JOHNSON, MATTSON, PETERSON MATTHIAS & Co.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

NVCN Corporation

Woodbury, Minnesota

We have audited the accompanying balance sheet of NVCN Corporation as of May 31, 2009, and the related statements of operations, shareholders’ deficit and cash flows for the year then ended .  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of NVCN Corporation were audited by other auditors whose report dated September 14, 2008, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company's internal control over its financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NVCN Corporation as of May 31, 2009and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company’s recurring losses, negative cash flow from operations and net working capital deficiency raise substantial doubt about its ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 2.  The May 31, 2009 and 2008 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Johnson, Mattson, Peterson Matthias & Co.

Johnson, Mattson, Peterson, Matthias &Co.

Buffalo, MN

January 11, 2011

NVCN CORPORATION

BALANCE SHEET

MAY 31, 2009

(Audited)

	2009	2008
ASSETS
Current assets
Cash	$--	$131

Total current assets	--	131

Total assets	$--	$131

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Bank overdraft	$903	$--
Accounts payable	116,919	88,718
Accrued interest	843,218	762,359
Accrued compensation -related parties	251,720	200,000
Note payable - related parties	--	13,087
Note payable – other	78,673	42,763
Accrued litigation settlement	1,344,582	1,344,582

Total current liabilities	2,636,105	2,451,509

Long-term liabilities	--	--

Shareholders’ deficit
Common stock, $0.001 par value; 50,000,000 shares authorized, 1,748,371 shares issued and outstanding	1,748	1,748
Paid-in capital	8,948,564	8,948,564
Preferred stock, $0.01 par value; authorized 10,000,000 shares; 0 issued and outstanding; none	--	--
Accumulated deficit	(11,586,417)	(11,401,690)

Total shareholders’ deficit	(2,636,105)	(2,451,378)

Total liabilities and shareholders’ deficit	$--	$131

The accompanying notes are an integral part of the audited financial statements

NVCN CORPORATION

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MAY 31, 2009 AND 2008

(Audited)

	2009	2008

Net sales	$--	$--

General and administrative expense	89,618	114,122
Operating loss	(89,618)	(114,122)

Other income(expense)
Interest expense	(95,109)	(95,636)
Total other income(expense)	(95,109)	(95,636)

Net loss	(184,727)	(209,758)

Provision for Income Taxes	--	--

Net Loss	$(184,727)	$(209,758)

Net (loss) per share	$(0.11)	$(0.12)

Weighted average number of shares outstanding	1,748,371	1,748,371

The accompanying notes are an integral part of the audited financial statements

NVCN CORPORATION

STATEMENT OF SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED MAY 31, 2009 AND 2008

(Audited)

	Common Stock		Additional		Total
	Number	$0.001	Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at May 31, 2007	1,748,371	$ 1,748	$ 8,948,564	$ (11,191,932	$ (2,241,620)

Net Loss	--	--	--	(209,758)	(209,758)

Balance at May 31, 2008	1,748,371	1,748	8,948,564	(11,401,690)	(2,451,378)

Net Loss	--	--	--	(184,727)	(184,727)

Balance at May 31, 2009	$ 1,748,371	$ 1,748	$ 8,948,564	$ (11,586,417)	$ (2,636,105)

The accompanying notes are an integral part of the audited financial statements

NVCN CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MAY 31, 2009  AND 2008

(Audited)

	2009	2008
Cash flows from operating activities:
Net (loss)	$(184,727)	$(209,758)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Increase (decrease) in liabilities:
Accounts payable	28,201	36,166
Accrued interest	80,859	95,636
Accrued compensation-related party	51,720	50,000
Net cash provided (used) in operating activities	(23,947)	(27,956)

Cash flows provided (used) in investing activities	--	--

Cash flows from financing activities
Bank overdraft	903	--
Note payable-related party	(13,087)	(1,913)
Notes payable	36,000	30,000
Net cash provided (used) in financing activities	23,816	28,087

Increase (decrease) in cash	(131)	131

Cash – beginning of year	131	--

Cash – end of year	$--	$131

Supplemental schedule of cash flow information:
Interest paid	$--	$--
Income taxes paid	$--	$--

The accompanying notes are an integral part of the audited financial statements

NVCN CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Audited)

NOTE 1:

NATURE OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Nature of Business

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

NOTE 2:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (US GAAP).

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $-0-  and $131 in cash and cash equivalents at May  31, 2009 and 2008, respectively.

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

NOTE 4:

RELATED PARTIES TRANSACTIONS

An officer-director in 2002 made a $15,000, interest bearing unsecured demand loan to the Company, to provide funds to pay outstanding Company expenses due to a former officer and former legal counsel of the Company. As of May 31, 2009 the loan and interest had been paid back and there was no outstanding balance due to the related party.

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

NOTE 6:

INCOME TAXES

The Company has incurred operating losses of $1,089,562, which, if unutilized, will begin to expire in 2011 through 2029.  Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

Details of future income tax assets are as follows:

Future income tax assets as of May 31, 2009

Net operating loss:                                                                                 $ 1,089,562

Statutory tax rate (combined federal and state)                                                    33%

Tax provision at statutory rates:                                                              $    334,250

Valuation allowance                                                                                    (334,250)

Deferred tax asset                                                                                  $              --

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization.  When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

NOTE 7:

 CHANGES IN SHAREHOLDER’S DEFICIT

On May 26, 2004, the Company converted services of $ 500 to common shares.  This transaction increased the equity by $ 500 to $ 1,743 and did not change the paid in capital.

NOTE 8:

COMMITMENTS AND CONTINGENCIES

In December 2003, the Company executed an agreement with its stock transfer agent to settle all past outstanding obligations for $8,000.  The payment was subsequently made in January 2004 per the terms of the agreement. As part of the settlement, the Company entered into an agreement to retain the stock transfer agent through December 2006 at the mutually agreed rate of $625 per month. As of May 31, 2009 the Company has an outstanding balance of $ 23,013 with the stock transfer agent.

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

In an attempt to settle the above judgment, the Company on September 25, 2000, entered into a letter of intent to acquire all the issued and outstanding shares of YourNet, Inc. (“YourNet”).  In order to facilitate this transaction, the Company entered into a settlement with I-Flow that would have required the Company to issue 500,000 shares of post-acquisition stock and pay $144,000 in cash.  Neither the Your Net acquisition nor the I-Flow settlement was completed. As of February 28, 2010 the outstanding balance was $1,344,582 plus accrued interest of $842,262 for a total of $2,186,844.

NOTE 9:

SUBSEQUENT EVENTS

As of May 27, 2010 the judgment received by I-Flow on May 26, 2000 against the Company was not renewed. Under the statutes of limitation if a judgment has not been renewed within 10 years of issuance the judgment expires and the Company is not liable for the amount of the judgment. It is the opinion of the Company’s legal counsel that the Company is not liable for the judgment and therefore the Company as of the year end May 31, 2010 reduced its liabilities of $1,344,582 plus the accrued interest of $936,414. for a total of $2,280,996.

During the period from May 31, 2009 to date of this filing, the Company raised a total of  $89,000 in demand notes consisting of following:

  One note $25,000  with an interest rate of 7%

  Two notes totaling $14,000 with an interest rate of 8%

  One note of $5,000 with an interest rate of 12%. And convertible to common stock at $0.03 per share
  One note for $30,000  with no interest and convertible to common stock at $0.05 per share

  One note for $15,000 with no interest or conversion rights.

EXHIBIT INDEX

Number

 Description

Rule 13a-14(a)/15d-14(a) Certification of Gary Borglund

Section 1350 Certification of Gary Borglund