Form 10-Q
period 2009-08-31
NVCN CORP
filed 2011-02-09
CIK 740571

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2009

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 0-13187

.NVCN CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3074570
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1800 Wooddale Drive, Suite 208, Woodbury, Minnesota	55125
(Address of Principal Executive Offices)	(Zip Code)

(612) 750-5855.

(Registrant’s Telephone Number)

Novacon Corporation.

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

As of February 7, 2011 the Registrant had 9,015,038 shares of common stock issued and outstanding

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

 PAGE

ITEM 1.  FINANCIAL STATEMENTS

                     BALANCE SHEET AS OF

                                     AUGUST 31, 2009

3

        STATEMENTS OF OPERATIONS

        FOR THE THREE MONTHS ENDED

                                     AUGUST 31, 2009 AND AUGUST 31, 2008(UNAUDITED)

4

        STATEMENTS OF CASH FLOWS

                                      FOR THREE MONTHS ENDED

                      AUGUST 31, 2009 AND AUGUST 31, 2008 (UNAUDITED)

5

                     NOTES TO FINANCIAL STATEMENTS

6

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MAKRET RISK

11

ITEM 4T. CONTROLS AND PROCEDURES                                                                                                          11

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

12

ITEM 1A.  RISK FACTORS                                                                                                                                        12

ITEM 2.  UNREGISTERED SALES OF EQUITY

                                SECURITIES AND USE OF PROCEEDS

13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE

                                 OF SECURITY HOLDERS

13

ITEM 5.  OTHER INFORMATION

13

ITEM 6.  EXHIBITS

13

SIGNATURES

14

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

NVCN CORPORATION

BALANCE SHEET

 (Unaudited)

	August 31,	May 31,
	2009	2009
ASSETS
Current assets
Cash	$ 800	$ --

Total Assets	$ 800	$ --

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank overdraft	$ --	$ 903
Accounts payable and accrued expenses	107,918	116,919
Accrued interest	867,551	843,218
Accrued compensation- related party	249,921	251,720
Accrued litigation settlement	1,344,582	1,344,582
Notes payable- related parties	750	--
Notes payable- third party	102,763	78,763

Total Current Liabilities	2,673,485	2,636,105

Stockholders’ Deficit
Common stock, $0.001 par value; authorized 50,000,000
shares; issued and outstanding 1,748,371 shares respectively	1,748	1,748
Preferred stock, $0.01 par value authorized 10,000,000
shares; issued and outstanding; none	--	--
Additional paid-in capital	8,948,564	8,948,564
Retained earnings (deficit)	(11,622,997)	(11,586,417)

Total Stockholders’ Deficit	(2,672,685)	(2,636,105)
Total liabilities and stockholders deficit	$ 800	$ --

The accompanying notes are an integral part of the unaudited financial statements

NVCN CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	August 31
	2009	2008

Revenue	$ --	$ --

Selling, General, and Administrative Expenses	12,247	18,744

Operating loss	(12,247)	(118,744)

Other income(expense)
Interest expense	(24,333)	(23,538)
Total other income(expense)	(24,333)	(23,538)

Net loss	$ (36,580)	$ (42,282)

Basic and Diluted Loss per Common Share

Net loss	$ (0.02)	$ (0.02)

Weighted Average Number of Common Shares
Used to Compute Net loss per Weighted Average Share	1,748,371	1,748,371

The accompanying notes are an integral part of the unaudited financial statements

NVCN CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	August 31,
	2009	2008

Operating Activities
Net Income (Loss) Before Extraordinary Item	$ (36,580)	$ (42,282)
Adjustments to Reconcile Net (Loss) to Net Cash
(Required) by Operating Activities:
Accounts payable	(9,001)	5,500
Accrued Interest	24,333	23,538
Accrued compensation-related party	(1,799)	12,500

Net Cash Required by Operating Activities	(23,047)	(744)

Investing Activities:
Cash given in consideration with
stock and other assets for the reduction
of accrued compensation liabilities	--	--

Net Cash Required by Investing Activities	--	--

Financing Activities:
Overdraft	(903)	338
Notes payable	24,000	--
Notes payable-third parties	750	275

Net Cash Provided by Financing Activities	23,847	613

Increase (Decrease) in Cash and Cash Equivalents	800	(131)

Cash and Cash Equivalents at Beginning Of Period	--	131

Cash and Cash Equivalents at End of Period	$ 800	$ --

Supplemental schedules of cash flow information:
Interest paid	--	--
Income Taxes paid	--	--

The accompanying notes are an integral part of the unaudited financial statements

NVCN CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1:

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of NVCN Corporation (“NVCN”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in NVCN’s May 31, 2009 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end May 31, 2009 as reported on Form 10-K, have been omitted.

NOTE 2:

GOING CONCERN CONSIDERATIONS

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $36,580 for the three months ending August 31, 2009.  As of August 31, 2009, the Company reported an accumulated deficit of $11,622,997.  The Company has no sales or revenue.  The Company’s ability to generate net income and positive cash flows is dependent on the ability to acquire or start an operating entity as well as the ability to raise additional capital.  Management is following strategic plans to accomplish these objectives, but success is not guaranteed.  As of August 31, 2009, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

NOTE 5:

RELATED PARTY TRANSACTION

An officer-director in 2002 made a $15,000, interest bearing unsecured demand loan to the Company, to provide funds to pay outstanding Company expenses due to a former officer and former legal counsel of the Company. The loan has been repaid in full however as of August 31, 2009 an outstanding balance of $750 was due to the officer as an advance.

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

In an attempt to settle the above judgment, the Company on September 25, 2000, entered into a letter of intent to acquire all the issued and outstanding shares of YourNet, Inc. (“YourNet”).  In order to facilitate this transaction, the Company entered into a settlement with I-Flow that would have required the Company to issue 500,000 shares of post acquisition stock and pay $144,000 in cash.  Neither the Your Net acquisition nor the I-Flow settlement was completed. As of August 31, 2009 the outstanding balance was $1,344,582 plus accrued interest of $865,799 for a total of $2,210,381.

NOTE 7:

SUBSEQUENT EVENTS

As of May 27, 2010 the judgment received by I-Flow on May 26, 2000 against the Company was not renewed. Under the statutes of limitation if a judgment has not been renewed within 10 years of issuance the judgment expires and the Company is not liable for the amount of the judgment. It is the opinion of the Company’s legal counsel that the Company is not liable for the judgment and therefore the Company as of the year end May 31, 2010 reduced its liabilities of $1,344,582 plus the accrued interest of $936,415 for a total of $2,280,997

During the period from May 31, 2009 to date of this filing, the Company raised a total of $64,000 in demand notes consisting of following:

•

Two notes totaling $14,000 with an interest rate of 8%

•

One note of $5,000 with an interest rate of 12%   and  convertible to common stock at $0.03 per share

•

One note for $30,000  with no interest and convertible to common stock at $0.05 per share

•

One note for $15,000 with no interest convertible to common shares at $0.03 per share.

On January 24, 2011 the Company entered  into agreements which provide for the Company to issue 7,266,667 restricted common shares for the purpose of extinguishing indebtedness of the Company:

•

6,000,000 shares of restricted stock to 33 individuals to whom the Company’s sole director had assigned his claims against the Company for accrued compensation with a value of $180,000 ($0.03 per share in each instance )

•

600,000 shares of restricted common stock to two individuals for accounts  payable with a total  value of $18,000 ($0.03 per share)

•

666,667 of restricted common stock to  three individuals for the conversion of debt valued at $20,000 ($0.03 per share)

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

RESULTS OF OPERATIONS

During the three month period ending August 31, 2009 and 2008 the Company had no revenues.  General and Administrative expense totaled $12,247 for the three months ending August 31, 2009 compared to $18,744 for the same period in 2008.  Interest expense was $24,333 for the three months periods ending August 31, 2009 and $23,538 for the same period in 2008. Net loss of the period was $36,580 for August 31, 2009 and $42,282 for 2007.  The loss was a result of no revenue and during both 2009 and 2008 along with administrative expenses and interest.

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2009, the Company had $800 in current assets and current liabilities of $2,673,485, resulting in working capital deficit of $2,672,685.  Shareholders' deficit as of August 31, 2009 was $2,672,685. Except for funds of $750 advanced by a related party there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company..

Net cash used in operations for the period ending August 31, 2009 was $23,047 compared to cash used of $744 for the same period in 2008, an increase of $22,303. Net cash used in investing activities for the period ending August 31, 2009 was zero as well as for the same period in 2008. Net cash provided by financing activities during the period ended August 31, 2009 was $23,847 compared to net cash provided of $613 in 2008, an increase of $23,234. Financing activity increase consisted primarily of issuance of notes payable.

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

EMPLOYEES

As of August 31, 2009 the Company had no employees

CAPITAL EXPENDITURES

There were no capital expenditures during the quarter ended August 31, 2009.

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

ITEM 1A.  RISK FACTORS.

There have been no material changes to NVCN’s risk factors as previously disclosed in our most recent 10-K filing for the year ending May 31, 2009.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 24, 2011 the Company entered into agreements which provide for the Company to issue 7,266,667 restricted common shares for the purpose of extinguishing indebtedness of the Company:

•

6,000,000 shares of restricted stock to 33 individuals to whom the Company’s sole director had assigned his claims against the Company for accrued compensation with a value of $180,000 ($0.03 per share in each instance )

•

600,000 shares of restricted common stock to two individuals for accounts  payable with a total  value of $18,000 ($0.03 per share)

•

666,667 of restricted common stock to three individuals for the conversion of debt valued at $20,000 ($0.03 per share)

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

Dated: February 7, 2011

by: /s/ Gary Borglund

Gary Borglund, Principal Executive Officer

and Principal Financial Officer

EXHIBIT INDEX

Number	Description
31	Rule 13a-14(a)/15d-14(a) Certification of Gary Borglund (filed herewith).
32	Section 1350 Certification of Gary Borglund (filed herewith).

14