Form 10-Q
period 2009-11-30
NVCN CORP
filed 2011-02-09
CIK 740571

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2009

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

As of February 8, 2011 the Registrant had 9,015,038 shares of common stock issued and outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

 PAGE

ITEM 1.  FINANCIAL STATEMENTS

                     BALANCE SHEET AS OF

                                     NOVEMBER 30, 2009 AND MAY 31, 2009

3

        STATEMENTS OF OPERATIONS

        FOR THE THREE MONTHS ENDED

                                     NOVEMBER 30, 2009 AND NOVEMBER 30, 2008(UNAUDITED)

4

        STATEMENTS OF CASH FLOWS

                                     FOR THREE MONTHS ENDED

                     NOVEMBER 30, 2009 AND NOVEMBER 30, 2008 (UNAUDITED)

5

                     NOTES TO FINANCIAL STATEMENTS

6

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

10

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

                ITEM 2.  UNREGISTERED SALES OF EQUITY

                                SECURITIES AND USE OF PROCEEDS

12

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE

                                OF SECURITY HOLDERS

13

ITEM 5.  OTHER INFORMATION

13

ITEM 6.  EXHIBITS

13

SIGNATURES

13

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

NVCN CORPORATION

BALANCE SHEET

 (Unaudited)

	November 30,	May 31,
	2009	2009
ASSETS
Current assets
Cash	$ 17	$ --

Total Assets	$ 17	$ --

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank overdraft	$ --	$ 903
Accounts payable and accrued expenses	107,918	116,919
Accrued interest	892,202	843,218
Accrued compensation- related party	261,621	251,720
Accrued litigation settlement	1,344,582	1,344,582
Notes payable- related parties	950	--
Notes payable- third party	102,763	78,763

Total Current Liabilities	2,710,036	2,636,105

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value; authorized 50,000,000
shares, issued and outstanding 1,748,371 shares, respectively	1,748	1,748
Preferred stock, $0.01 par value, authorized 10,000,000 shares;
issued and outstanding; none	--	--
Additional paid-in capital	8,948,564	8,948,564
Retained earnings (deficit)	(11,660,331)	(11,586,417)

Total Stockholders’ Deficit	(2,710,019)	(2,636,105)

Total liabilities and stockholders’ equity (deficit)	$ 17	$ --

The accompanying notes are an integral part of the unaudited financial statements

NVCN CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	November 30		November 30
	2009	2008	2009	2008

Revenue	$ --	$ --	$ --	$ --

Selling, General, and Administrative Expenses	12,684	30,879	24,930	49,623

Operating loss	(12,684)	(30,879)	(24,930)	(49,623)

Other income (expense)
Interest expense	(24,650)	(23,538)	(48,984)	(47,076)
Total other income(expense)	(24,650)	(23,538)	(48,984)	(47,076)

Net loss	$ (37,334)	$ (54,417)	$ (73,914)	$ (96,699)

Basic loss per common share	$ (0.03	$ (0.03)	$ (0.06)	$ (0.06)

Weighted Average Number of Common Shares
Used to Compute net loss per Weighted Average Share	1,748,371	1,748,371	1,748,371	1,748,371

The accompanying notes are an integral part of the unaudited financial statements

NVCN CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	November 30,
	2009	2008

Operating Activities
Net Income (Loss) Before Extraordinary Item	$ (73,914)	$ (96,699)
Adjustments to Reconcile Net (Loss) to Net Cash
(Required) by Operating Activities:
Accounts payable	(9,001)	23,500
Accrued Interest	48,984	47,077
Accrued compensation-related party	9,901	25,000

Net Cash Used by Operating Activities	(24,030)	(1,122)

Investing Activities:
Cash given in consideration with stock and other assets for the
reduction of accrued compensation liabilities	--	--

Net Cash Required by Investing Activities	--	--

Financing Activities:
Bank overdraft	(903)	--
Notes payable	24,000	--
Note payable-related party	950	1,005

Net Cash Provided by Financing Activities	24,047	1,005

Increase (Decrease) in Cash and Cash Equivalents	17	(117)

Cash and Cash Equivalents at Beginning Of Period	--	131

Cash and Cash Equivalents at End of Period	$ 17	$ 14

Supplemental schedules of cash flow information:
Interest paid	--	--
Income Taxes paid	--	--

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

NOTE 2:

GOING CONCERN CONSIDERATIONS

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $73,914 for the six months ending November 30, 2009.  As of November 30, 2009, the Company reported an accumulated deficit of $11,660,331.  The Company has no sales or revenue.  The Company’s ability to generate net income and positive cash flows is dependent on the ability to acquire or start an operating entity as well as the ability to raise additional capital.  Management is following strategic plans to accomplish these objectives, but success is not guaranteed.  As of November 30, 2009, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

NOTE 5:

RELATED PARTY TRANSACTION

An officer-director in 2002 made a $15,000, interest bearing unsecured demand loan to the Company, to provide funds to pay outstanding Company expenses due to a former officer and former legal counsel of the Company. The note was paid in January, 2009; however as of November 30, 2009 there was an outstanding advance was $950.

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

In an attempt to settle the above judgment, the Company on September 25, 2000, entered into a letter of intent to acquire all the issued and outstanding shares of YourNet, Inc. (“YourNet”).  In order to facilitate this transaction, the Company entered into a settlement with I-Flow that would have required the Company to issue 500,000 shares of post acquisition stock and pay $144,000 in cash.  Neither the Your Net acquisition nor the I-Flow settlement was completed. As of November 30, 2009 the outstanding balance was $1,344,582 plus accrued interest of $889,339 for a total of $2,233,921.

NOTE 7:

SUBSEQUENT EVENTS

As of May 27, 2010 the judgment received by I-Flow on May 26, 2000 against the Company was not renewed. Under the statutes of limitation if a judgment has not been renewed within 10 years of issuance the judgment expires and the Company is not liable for the amount of the judgment. It is the opinion of the Company’s legal counsel that the Company is not liable for the judgment and therefore the Company as of the year end May 31, 2010 reduced its liabilities of $1,344,582 plus the accrued interest of $936,414 for a total of $2,280,996.

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

On January 24, 2011 the Company entered into agreements which provide for the Company to issue 7,266,667 restricted common shares for the purpose of extinguishing indebtedness of the Company:

•

6,000,000 shares of restricted stock to 33 individuals to whom the Company’s sole director had assigned his claims against the Company, for accrued compensation with a value of $180,000 ($0.03 per share in each instance )

•

600,000 shares of restricted common stock to two individuals for accounts  payable with a total  value of $18,000 ($0.03 per share)

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

RESULTS OF OPERATIONS

During the three and six month periods ending November 30, 2009 and 2008 the Company had no revenues.  General and Administrative expense totaled $12,684 for the three months and $24,930 for the six months  ending November 30, 2009 compared to $30,879 and $49,623 for the same periods in 2008.  Interest expense was $24,650 for the three months periods and $48,984 for the six months ending November 30, 2009 compared to $23,538 and $47,076 for the same period in 2008. Net loss of the three month period was

$37,334 and for the six month period $73,914 for November 30, 2009 compared to $54,417 and $96,699 for the same periods in 2008.  The loss was a result of no revenue and during both 2009 and 2008 along with administrative expenses and interest.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2009, the Company had assets of $17 in cash and current liabilities of $2,710,036, resulting in working capital deficit of $2,710,019.  Shareholders' deficit as of November 30, 2009 was $2,710,019. Except for funds of $950 advanced by a related party there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company..

Net cash used in operations for the period ending November 30, 2009 was $24,030 compared to cash used of $1,112 for the same period in 2008, an increase of $22,918. Net cash used in investing activities for the period ending November 30, 2009 was zero as well as for the same period in 2008. Net cash provided by financing activities during the period ended November 30, 2009 was $24,074 compared to $1,005 in 2008, an increase of $23,069.

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

EMPLOYEES

As of November 30, 2009 the Company had no employees

CAPITAL EXPENDITURES

There were no capital expenditures during the quarter ended November 30, 2009.

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

ITEM 2: UNREGISTERED SALES OF EUQITY SECURITIES AND USE OF PROCEEDS

On January 24, 2011 the Company entered into agreements which provide for the Company to issue 7,266,667 restricted common shares for the purpose of extinguishing indebtedness of the Company:

•

6,000,000 shares of restricted stock to 33 individuals to whom the Company’s sole director had assigned his claim against the Company, for accrued compensation with a value of $180,000 ($0.03 per share in each instance )

•

600,000 shares of restricted common stock to two individuals for accounts  payable with a total  value of $18,000 ($0.03 per share)

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

Dated: February 8, 2011

by: /s/   Gary Borglund

Gary Borglund, Principal Executive Officer

and Principal Financial Officer

EXHIBIT INDEX

Number	Description
31	Rule 13a-14(a)/15d-14(a) Certification of Gary Borglund (filed herewith).
32	Section 1350 Certification of Gary Borglund (filed herewith).

13