Form 10-Q
period 2010-02-28
NVCN CORP
filed 2011-02-09
CIK 740571

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2010

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

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

 PAGE

ITEM 1.  FINANCIAL STATEMENTS

                    BALANCE SHEET AS OF

                                    FEBRUARY 28, 2010 AND MAY 31, 2009

3

        STATEMENTS OF OPERATIONS

        FOR THE THREE MONTHS ENDED

                                     FEBRUARY 28, 2010 AND FEBRUARY 28, 2009(UNAUDITED)

4

        STATEMENTS OF CASH FLOWS

                                     FOR THREE MONTHS ENDED

                     FEBRUARY 28, 2010 AND FEBRUARY 28, 2009 (UNAUDITED)

5

                     NOTES TO FINANCIAL STATEMENTS

6

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MAKRET RISK

11

ITEM 4T. CONTROLS AND PROCEDURES                                                                                                          11

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

12

ITEM 1A  RISK FACTORS                                                                                                                                         12

                ITEM 2.  UNREGISTERED SALES OF EQUITY

                                SECURITIES AND USE OF PROCEEDS

12

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE

                                OF SECURITY HOLDERS

12

ITEM 5.  OTHER INFORMATION

13

ITEM 6.  EXHIBITS

13

SIGNATURES

13

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

NVCN CORPORATION

BALANCE SHEET

 (Unaudited)

	February 28	May 31
ASSETS	2010	2009
Current assets
Cash	$ 17	$ --

Total Assets	$ 17	$ --

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Bank overdraft	$ --	$ 903
Accounts payable and accrued expenses	107,917	116,919
Accrued interest	916,853	843,218
Accrued compensation- related party	274,121	251,720
Accrued litigation settlement	1,344,582	1,344,582
Notes payable- related parties	950	--
Notes payable- third party	102,763	78,763

Total Current Liabilities	2,747,186	2,636,105

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value; authorized 50,000,000 shares;
issued and outstanding 1,748,371 shares respectively	1,748	1,748
Preferred stock, $0.01 par value authorized 10,000,000 shares;
issued and outstanding; none	--	--
Additional paid-in capital	8,948,564	8,948,564
Retained earnings (deficit)	(11,697,481)	(11,586,417)

Total Stockholders’ Deficit	(2,747,169)	(2,636,105)

Total liabilities and stockholders’ equity (deficit)	$ 17	$ -

The accompanying notes are an integral part of the unaudited financial statements

NVCN CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Nine Months Ended
	February 28		February 28
	2010	2009	2010	2009

Revenue	$ --	$ --	$ --	$ --

Selling, General, and Administrative Expenses	12,500	17,687	37,430	67,309

Operating loss	(12,500)	(17,687)	(37,430)	(67,309)

Other income (expense)
Interest expense	(24,651)	(23,819)	(73,634)	(70,896)
Total other income(expense)	(24,651)	(23,819)	(73,634)	(70,896)

Net loss	$ (37,151)	$ (41,506)	$ (111,064)	$ (138,205)

Basic Loss Per Common Share
net Income (Loss)	$ (0.02	$ (0.02)	$ (0.06)	$ (0.08)

Weighted Average Number of Common Shares
Used to Compute Net Loss per
Weighted Average Share	1,748,371	1,748,371	1,748,371	1,748,371

The accompanying notes are an integral part of the unaudited financial statements

NVCN CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	February 28,
	2010	2009
Operating Activities
Net Income (Loss) Before Extraordinary Item	$ (111,064)	$ (138,204)
Adjustments to Reconcile Net (Loss) to Net Cash
(Required) by Operating Activities:
Accounts payable	(9,002)	19,200
Accrued Interest	73,635	56,646
Accrued compensation-related party	22,401	39,229

Net Cash Required by Operating Activities	(24,030)	(23,138)

Investing Activities:
Cash given in consideration with stock and other assets for the
reduction of accrued compensation liabilities	--	--

Net Cash Required by Investing Activities	--	--

Financing Activities:
Bank overdraft	(903)	94
Proceeds from notes payable	24,000	36,000
Note payable-related party	950	(13,987)

Net Cash Provided by Financing Activities	24,047	23,007

Increase (Decrease) in Cash and Cash Equivalents	17	(131)

Cash and Cash Equivalents at Beginning Of Period	--	131

Cash and Cash Equivalents at End of Period	$ 17	$ --

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

NOTE 2:

GOING CONCERN CONSIDERATIONS

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $111,064 for the nine months ending February 28, 2010.  As of February 28, 2010, the Company reported an accumulated deficit of $11,697,481.  The Company has no sales or revenue.  The Company’s ability to generate net income and positive cash flows is dependent on the ability to acquire or start an operating entity as well as the ability to raise additional capital.  Management is following strategic plans to accomplish these objectives, but success is not guaranteed.  As of February 28, 2010, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

NOTE 5:

RELATED PARTY TRANSACTION

An officer-director in 2002 made a $15,000, interest bearing unsecured demand loan to the Company, to provide funds to pay outstanding Company expenses due to a former officer and former legal counsel of the Company. The loan was paid back in full in January 2009; however, as of February 28, 2010 there was an outstanding balance of $950 advanced by the officer.

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

In an attempt to settle the above judgment, the Company on September 25, 2000, entered into a letter of intent to acquire all the issued and outstanding shares of YourNet, Inc. (“YourNet”).  In order to facilitate this transaction, the Company entered into a settlement with I-Flow that would have required the Company to issue 500,000 shares of post acquisition stock and pay $144,000 in cash.  Neither the Your Net acquisition nor the I-Flow settlement was completed. As of February 28, 2010 the outstanding balance was $1,344,582 plus accrued interest of $912,877 for a total of $2,257,459.

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

On January 24, 2011 the Company entered into agreements which provide for the Company to issue 7,266,667 restricted common shares for the purpose of extinguishing indebtedness of the Company:

•

6,000,000 shares of restricted stock to 33 individuals to whom the Company’s sole director had assigned his claims against the Company ,for accrued compensation with a value of $180,000 ($0.03 per share in each instance)

•

600,000 shares of restricted common stock to two individuals for accounts  payable with a total  value of $18,000 ($0.03 per share)

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

RESULTS OF OPERATIONS

During the three and nine month periods ending February 28, 2010 and 2009 the Company had no revenues.  General and Administrative expense totaled $12,500 for the three months and $37,430 for the nine months  ending February 28, 2010 compared to $17,687 and $67,308  for the same periods in 2009.  Interest expense was $24,651 for the three months periods and $73,634 for the nine months ending February 28, 2010 compared to $23,819 and $70,896 for the same period in 2009. Net loss of the three month period was $37,151 and for the nine month period $111,064 for February 28, 2010 compared to $41,506 and $138,204 for the same periods in 2009.  The loss was a result of no revenue and during both 2010 and 2009 along with administrative expenses and interest.

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 2010, the Company had $17 cash in assets and current liabilities of $2,747,186, resulting in working capital deficit of $2,747,169.  Shareholders' deficit as of February 28, 2010 was $2,747,169. Except for funds of $950 advanced by a related party there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company..

Net cash used in operations for the period ending August31, 2010 was $24,030 compared to cash used of $23,138 for the same period in 2009, an increase of $892. Net cash used in investing activities for the period ending February 28, 2010 was zero as well as for the same period in 2009. Net cash provided by financing activities during the period ended February 28, 2010 was $24,047 compared to $23,007 in 2009, an increase of $1,040.

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

EMPLOYEES

As of February 28, 2010 the Company had no employees

CAPITAL EXPENDITURES

There were no capital expenditures during the quarter ended February 28, 2010.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 24, 2011 the Company entered into agreements which provide for the Company to issue 7,266,667 restricted common shares for the purpose of extinguishing indebtedness of the Company:

•

6,000,000 shares of restricted stock to 33 individuals to whom the Company’s sole director had assigned his claims against the Company, for accrued compensation with a value of $180,000 ($0.03 per share in each instance)

•

600,000 shares of restricted common stock to two individuals for accounts  payable with a total  value of $18,000 ($0.03 per share)

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