Form 10-K
period 2010-05-31
NVCN CORP
filed 2011-02-25
CIK 740571

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.  Yes   ☐   No  ☒

Indicate by check mark whether the company has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the company was required to submit and post such files).            Yes  ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filed ☐ Smaller reporting company ☒

The Company’s revenues for the fiscal year ended May 31, 2010 were zero.  The aggregate market value of the voting stock held by non-affiliates of the Company as of February 22, 2011: $5,730,018. As of February 22, 2011, the Company had 14,548,371 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes  ☐  No ☒

TABLE OF CONTENTS

PART I

Item 1.  Business

3

Item 1A.  Risk Factors

4

Item 2.  Properties

4

Item 3.  Legal Proceedings

5

Item 4.  [REMOVED AND RESERVED]

5

PART II

Item 5.  Market for Company’s Common Equity, Related Stockholder Matters

             and Issuer Purchases of Equity Securities

5

Item 6.  Selected Financial Data

6

Item 7.  Management’s Discussion and Analysis of Financial Condition and Plan of Operation

7

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

9

Item 8.  Financial Statements and Supplementary Data

9

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

10

Item 9A (T).  Controls and Procedures

11

Item 9B.  Other Information

12

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

12

Item 11.  Executive Compensation

14

Item 12.  Security Ownership of Certain Beneficial Owners and Management

               and Related Stockholder Matters

15

Item 13.  Certain Relationships and Related Transactions, and Director Independence

15

Item 14.  Principal Accounting Fees and Services

15

PART IV

Item 15.  Exhibits, Financial Statement Schedules

16

Signatures

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

 As of May 27, 2010 the judgment was not renewed as required under the statutes for it to be in effect. As of May 31, 2010 the Company wrote off the debt including principal and interest as the statutory standing of the judgment had extinguished.

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

ITEM 1A.  RISK FACTORS

Based on our current plan, we believe we may need additional financing within the next twelve months to expand and carry out our plan of operations.  If we fail to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plans.

From time to time, the Company will evaluate potential acquisitions of businesses, services, products, or technologies.  These acquisitions may result in a potentially dilutive issuance of equity securities, the incurrence of debt and contingent liabilities, and recognition of expenses related to goodwill and other intangible assets.  In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services, and products of the acquired companies; the diversion of our management’s attention from other business concerns; risks of entering markets in which we have no or limited direct prior experience; and, the potential loss of key employees of the acquired company.  We cannot assure you that we will be successful in developing and implementing a business strategy that provides for continued growth of all of our subsidiaries or business opportunities.

As of the date of this filing, the Company has one director and officer, Mr. Gary Borglund, and he has other business interests to which he currently devotes attention.  He may be expected to continue to devote his attention to these other interests although management time should be devoted to our business.  As a result, conflicts of interest may arise that can be resolved only through his exercise of judgment in a manner which is consistent with his fiduciary duties.

If the Company fails to achieve and maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act (“Section 404").   Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud.  If we cannot provide reliable financial reports or prevent fraud, then our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

Prior to May 26, 2010 the plaintiff did not renew the judgment they received against the Company. If a judgment is not renewed within 10 years of its issuance, the judgment is vacated by the courts and the liability of the Company ceases to exist. A search of the court records by the legal counsel of the Company found the judgment had not been renewed within the required time period.  As of May 31, 2010 the Company has elected to write off the principal and interest of the judgment under the statutes of limitation on the debt.

ITEM 4.  [REMOVED AND RESERVED]

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

The Company’s common stock began trading publicly in January, 1985 on the NASDAQ Small Cap following its initial public stock offering.  The Company’s common stock was de-listed to the Over the Counter Bulletin Board in 1987.  In February, 2000, the Company’s common stock was de-listed to the National Quotation Bureaus’ Pink Sheets (now know as Pink Sheets LLC), where it continued to trade under the symbol “NVCN”.  In February 2001, the name was changed to NVCN Corporation, and now trades under the symbol “NVCP”.  The range of closing prices shown below is as reported by this market.  The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. As of February 21, 2011 the Company had 14,548,371 shares of common stock issued and outstanding, of which 10,888,371 were held by none affiliates.

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ended on May 31, 2010 (1)

	High	Low

Quarter Ended May 31, 2010	0.08	0.03
Quarter Ended February 28, 2010	0.03	0.03
Quarter Ended November 30, 2009	0.03	0.03
Quarter Ended August 31, 2009	0.05	0.03

(1)  The Company’s common stock only traded sporadically during this fiscal year

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ended on May 31, 2009

	High	Low

Quarter Ended May 31, 2009	0.12	0.12
Quarter Ended February 28, 2009	0.15	0.05
Quarter Ended November 30, 2006	0.07	0.05
Quarter Ended August 31, 2008	0.11	0.05

The Internet provided the above information to the Company. These quotations may reflect inter-dealer prices without retail mark-up/mark-down/commission and may not reflect actual transactions.

As of May 31, 2010, the Company had approximately 1,146 shareholders of record.

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

Sales of Unregistered Securities.

There were no sales of unregistered (restricted) securities during the year ending May 31, 2010

ITEM 6.  SELECT FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward Looking Statements May Not Prove Accurate

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

Overview

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended May 31, 2010 and 2009 should be read in conjunction with the financial statements of the Company and related notes included therein.

Liquidity and Capital Resources

Since inception, the Company’s most significant change in liquidity or capital resources has been receipts of proceeds from debt offerings. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

At May 31, 2010, the Company had negative working capital of $519,323 which consisted of current assets of approximately $17 and current liabilities of $519,340. The current liabilities of the Company at May 31, 2010 are composed primarily of accrued compensation of $286,621, accounts payable and accrued expenses of $129,006 and notes payable of $103,712.

Cash flow used in operating activities during the year ending May 31, 2010 was $24,030 compared to $23,947 for the same period in 2009. This was an insignificant change from 2009 to 2010.

Cash flow provided by financing was $24,047 for the period ending May 31, 2010 compared to $ 23,816 for the same period in 2009 The change from 2009 to 2010 was due primary to notes payable of $24,000 compared to $36,000 in 2009 and related party payments of $13,087 in 2009 compared to related party advances of $950 in 2010.

The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan. The Company will need additional capital to fund that proposed operation.

Need for Additional Financing

The Company’s existing capital may not be sufficient to meet the Company’s cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any funds will be available to the Company to allow it to cover its expenses.

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

Capital Expenditures.

There were no capital expenditures during the fiscal year ended May 31, 2010

Risk Factors Connected with Plan of Operation.

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

The Company has incurred net income of $2,116,782 for the fiscal year ended May 31, 2010 and a net loss of $184,727 for the fiscal year ended May 31, 2009. The dramatic change between the two years was due to other income of $2,280,797 due to the expiration of a judgment and the interest accrued on the judgment.  The Company’s current liabilities exceed its current assets by $519,323 as of May 31, 2010 and $2,451,378 as of May 31, 2009.  At May 31, 2010, the Company had an accumulated deficit of $9,469,635.  This raises substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

          Not required for smaller reporting companies

ITEM 8. FINANCIAL STATEMENTS.

               Financial statements are audited and included herein beginning on Exhibit 1, page 1 and are incorporated herein by this reference.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLSOURE

 On October 8, 2010, and acting upon a decision to change accountants recommended and approved by the Company’s Board of Directors, the Company dismissed Gruber & Company, LLC, of Lake Saint Louis, Missouri, which has audited the financial statements of the Company for the years ending May 31, 2008.

During our two most recent fiscal years, the Company did not consult Gruber & Company, LLC regarding either: (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

Gruber & Company, LLC’s report on the Company's financial statements for the year ended May 31, 2008, did not contain any adverse opinion or disclaimer of opinion and was not qualified as to audit scope or accounting principles; however, such year-end report did contain a modification paragraph that expressed substantial doubt about the Company's ability to continue as a going concern.

During the fiscal year ended May 31 2008, the latest fiscal year audited by Gruber & Company, and during the period from May 31, 2008, to October 8, 2010, the date of the Company's dismissal of Gruber & Company, (i) there were no disagreements between the Company and Gruber & Company, LLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Gruber & Company, LLC, would have caused Gruber & Company, LLC to make reference to the subject matter of the disagreement in connection with its reports and (ii) there were no “reportable events,” as described in Item 304(a)(1)(iv) of Regulation S-K of the Securities Exchange Act of 1934, as amended.

The Company has authorized without limitation Gruber & Company, LLC, its former accountant, to respond fully to the inquiries of the successor accountant concerning any matter falling within the scope of the successor accountant's services to be provided to the Company.

The Company is not aware of any issues that had not been resolved to the satisfaction of Gruber & Company, LLC, prior to the Company's dismissal of Gruber & Company, LLC on October 8, 2010.

During the Company's two most recent fiscal years, and any subsequent interim period prior to engaging the successor accountant identified herein, neither the Company nor anyone acting on its behalf consulted the newly engaged accountant regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company's financial statements; (iii) any matter that was the subject of a disagreement between the Company and Gruber & Company, LLC, or (iv) any other matter.

The Company has requested the newly engaged accountant to review the disclosure required by this Item 4.01 before it is filed with the Commission and has provided the newly engaged accountant the opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respects in which it does not agree with the statements made by the Company in this Current Report. The newly engaged accountant has indicated to the Company that no such letter will be issued.

ITEM 9A. (T) CONTROLS AND PROCEDURES

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

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2010. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of theTreadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of May 31, 2010

ITEM 9B. OTHER INFORMATION

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Company

The following sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which they have served as a director:

Business Experience.

The following is a brief account of the business experience for the past five years of the director and executive officer, indicating their principal occupations and employment during that period, and the names and principal businesses of the organizations in which such occupations and employment were carried out.

The principal executive officer and director of the Company are as follows:

Gary L. Borglund, CEO, CFO &Director.

Mr. Borglund, age 65, has over thirteen years of professional experience in new ventures as a principal and executive, as well as ten years as a consultant.  Since 1998 to date, Mr. Borglund has worked exclusively with early stage development, high tech and Internet companies.  Mr. Borglund serves on several boards of directors for public and private companies and remains in these capacities with regard to the companies to date. Mr. Borglund was Vice President of Marketing for Greenhaven Marketing from

1991 to 1996 and a Director of Red Oak Management from 1996 to 2000.  Mr. Borglund was appointed to the board of directors of City Capital Corporation of America in February 2001, and served as President of that firm until May, 2007. Mr. Borglund was appointed CEO on 27, January 2002.  He became a director of the Company on September 28, 2001. Mr. Borglund attended the University of Minnesota.

There are no other promoters or control persons of the Company.  There are no legal proceedings involving the directors of the Company.  David P. Lang resigned as an officer and director of the Company January 27, 2002; Mr. Borglund was appointed as director and officer of the company on that date prior to Mr. Lang’s resignation.

The Director and Officer of the Company will devote his time to the Company’s affairs on an “as needed” basis. As a result, the actual amount of time which each will devote to the Company’s affairs is unknown and is likely to vary substantially from month to month.

The Company has no audit or compensation committee.

Conflict of Interest

The Officer and Director of the Company will devote only a small portion of his time to the affairs of the Company, estimated to be no more than approximately 25 hours per month. There will be occasions when the time requirements of the Company’s business conflict with the demands of their other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

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

The Company previously adopted a Code of Ethics in 2004.  The Company has revised the Code of Ethics and is adopting a new Code of Ethics which applies to its director as well as to its officer including its principal executive officer, principal financial officer, and principal accounting officer. A copy of the Code of Ethics is also available at no charge to anyone who may send a request in writing to the Company, addressed to its CEO.

ITEM 11.  EXECUTIVE COMPENSATION.

During fiscal 2010 the Company accrued for its officer and director an aggregate of $50,000 which was not paid.

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

The Company has a written employment agreement with its sole officer and director.

Summary Compensation Table

Name and principal position	Year	Annual compensation			Long-term compensation
		Salary ($)	Bonus ($)	Other annual compen-sation ($)	Awards		Payouts	All other compen- sation ($) (1)
					Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	LTIP payouts ($)
Gary Borglund, President (1),(2)	2010 2009 2008	50,000 50,000 50,000	- -	- -	- -	- -	- -	- -

(1)

Mr. Borglund was appointed a director and president on January 27, 2002.

(2)        Mr. Borglund’s salary has been accrued but not paid.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of February 21, 2011 (14,548,371 issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Company, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class
Common Stock	Gary L. Borglund, 2535 1800 Wooddale Drive Suite 208 Woodbury, MN 55125	3,088,334	25.2%
Common Stock	Shares of all directors and executive officers as a group (1 person)	3,088,334	25.2%

(1)

No security holders have the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as set forth below, during the last two fiscal years there have not been any transaction that have occurred between the Company and its officers, directors, and five percent or greater shareholders.

Since January 2002, the Company has been provided office space without cost by the president of the company.

On January 24, 2011 and February 10, 2011 the Company issued 9,000,000 shares of restricted common stock to 33 individuals to whom the Company’s sole director had assigned his claims against the company for accrued compensation with a total value of $270,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm Johnson  & Mattson, PA , Certified Public Accountants for the year ending May 31, 2010  and 2009.

	2010	2009
Audit fees	$7,000	$7,000
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0

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

PART IV.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

Exhibits.

Exhibits included or incorporated by reference herein are set forth under the Exhibit Index.

Reports on Form 8-K.

On December 20, 2010 the Company filed an 8-K appointing Johnson, Mattson, Peterson, Mathias & Co, as auditors of the Company and dismissed E Randall Gruber PCA, PA.

Subsequently to their appointment the firm’s name has been changed to Johnson & Mattson, PA.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NVCN Corporation

Dated:  February 22, 2011

by: /s/ Gary Borglund

Gary Borglund, Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Gary Borglund Gary Borglund	President (principal financial and accounting officer)/Director	February 22, 2011

JOHNSON & MATTSON, PA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

NVCN Corporation

Woodbury, Minnesota

We have audited the accompanying balance sheet of NVCN Corporation as of May 31, 2010, and the related statements of operations, shareholders’ deficit and cash flows for the years ended May 31, 2010 and 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company's internal control over its financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NVCN Corporation as of May 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company’s recurring losses, negative cash flow from operations and net working capital deficiency raise substantial doubt about its ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 2.  The May 31, 2010 and 2009 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Johnson & Mattson, PA.

Johnson, Mattson, &Co.

Buffalo, MN

February 21, 2011

NVCN CORPORATION

BALANCE SHEET

MAY 31, 2010

	2010	2009
ASSETS
Current assets
Cash	$ 17	$ --
Total current assets	17	--

Total assets	$ 17	$ --

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Bank overdraft	$ --	$ 903
Accounts payable	123,918	116,919
Accrued interest	5,088	843,218
Accrued compensation -related parties	286,621	251,720
Note Payable - related parties	950	--
Note payable – other	102,763	78,763
Accrued litigation settlement	--	1,344,582
Total current liabilities	519,340	2,636,105

Long-Term liabilities	--	--

Shareholders’ deficit
Common stock,
$0.001 par value; 50,000,000 shares authorized
1,748,371 shares issued and outstanding	1,748	1,748
Paid-in capital	8,948,564	8,948,564
Preferred stock, $0.01 par value
authorized 10,000,000 shares;
issued and outstanding; none	--	--
Accumulated deficit	(9,469,635)	(11,586,417)
Total shareholders’ deficit	(519,323)	(2,636,105)

Total liabilities and shareholders’ deficit	$ 17	$ --

The accompanying notes are an integral part of the financial statements

NVCN CORPORATION

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MAY 31, 2010 AND 2009

	2010	2009

Net sales	$ --	$ --

General and administrative expense	65,930	89,618

Operating loss	(65,930)	(89,618)

Other income(expense)
Gain on judgment expiration	1,344,582	--
Gain on interest accrued against expired judgment	936,415	--
Interest expense	(98,285)	(95,109)
Total other income(expense)	2,182,712	(95,109)

Net income (loss)	2,116,782	(184,727)

Provision for Income Taxes	--	--

Net income (loss)	$ 2,116,782	$ (184,727)

Net income (loss) per share	$ 1.21	$ (0.11)

Weighted average number of shares outstanding	1,748,371	1,748,371

The accompanying notes are an integral part of the financial statements

NVCN CORPORATION

STATEMENT OF SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED MAY 31, 2010 AND 2009

	Common Stock		Additional		Total
	Number	$0.001	Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at
May 31, 2008	1,748,371	$ 1,748	$ 8,948,564	$ (11,401,690)	$ (2,451,378)

Net Loss	--	--	--	(184,727)	(184,727)

Balance at
May 31, 2009	1,748,371	1,748	8,948,564	(11,586,417)	(2,636,105)

Net Income	--	--	--	2,116,782	2,116,782

Balance at
May 31, 2010	1,748,371	$ 1,748	$ 8,948,564	$ (9,469,635)	$ (519,323)

The accompanying notes are an integral part of the financial statements

NVCN CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MAY 31, 2009  AND 2008

	2010	2009
Cash flows from operating activities:
Net income (loss)	$ 2,116,782	$ (184,727)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Increase (decrease) in liabilities:
Accounts payable	6,999	28,201
Accrued interest	(838,130)	80,859
Judgment liability expiration	(1,344,582)	--
Accrued compensation-related party	34,901	51,720
Net cash provided (used) in operating activities	(24,030)	(23,947)

Cash flows provided (used) in investing activities	--	--

Cash flows from financing activities:
Bank overdraft	(903)	903
Note payable-related party	950	(13,087)
Notes payable	24,000	36,000
Net cash provided (used) in financing activities	24,047	23,816

Increase (decrease) in cash	17	(131)

Cash – beginning of year	--	131

Cash – end of year	$ 17	$ 0

Supplemental schedule of cash flow information:
Interest paid	$ --	$ --
Income taxes paid	$ --	$ --

The accompanying notes are an integral part of the financial statements

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

The judgment was not renewed with the statutory limitations of 10 years as of May 27, 2010.  The Company wrote off the principal and accrued interest on May 31, 2010.

NOTE 2:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (US GAAP).

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. This matter raises

Going Concern, Continued

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

Basic and Diluted Earnings (Loss) per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares available.  Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

The Company has no potential dilutive instruments and accordingly, basic loss and diluted share loss per share are equal.

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

NOTE 4:

RELATED PARTIES TRANSACTIONS

 During the year ending May 31, 2010 an officer of the Company loaned the Company $950. As of May 31, 2010 the outstanding balance due to the related party is $950.

NOTE 5:     PATENT INFRINGEMENT LAWSUIT

On July 24, 1999, the Company was served with a patent infringement lawsuit.  The lawsuit was brought by I-Flow Corporation (“I-Flow”), which claimed the Company’s product sales had infringed two of I-Flow’s patents. The Company did not have the resources available to defend the lawsuit and as a result, I-Flow obtained summary judgment against the Company by default on May 26, 2000, pursuant to which the Company was ordered to pay $1,344,582 in damages, attorneys’ fees, and interest, and further ordered to cease sales of its drug infusion pumps in the United States.  .  The Company was also required to pay interest at the legal rate on the amount of damages.

As of May 27, 2010 the judgment received by I-Flow on May 26, 2000 against the Company was not renewed. Under the statutes of limitation if a judgment has not been renewed within 10 years of issuance the judgment expires and the Company is not liable for the amount of the judgment. It is the opinion of the Company’s legal counsel that the Company is not liable for the judgment and therefore the Company as of the year end May 31, 2010 reduced its liabilities of $1,344,582 plus the accrued interest of $936,414 for a total of $2,280,996 as reported in the other income section of the statement of operations.

NOTE 6:     INCOME TAXES

The Company follows Accounting Standards Codification 740, Accounting for Income Taxes.

Under section 382 of the Internal Revenue Code such a change in control negates much of the tax loss carry forward and deferred income tax. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards. For federal income tax purposes, the Company uses the accrual basis of accounting, the same that is used for financial reporting purposes.

The following schedule provides a reconciliation of the statutory income tax rate in effect as of May 31, 2010, to the effective rate as presented in the financial statements:

Description	2010

Tax provision at statutory rates	$ 391,725
Reserved for provision	(391,725)
Total income tax provision	$ --

For financial statement purposes, no tax benefit has been reported for 2010 as realization of the tax benefits is uncertain.  Accordingly, a valuation allowance has been established for the full amount for the deferred tax asset.

At  May 31, 2010, for the years indicated, the Company had approximate net operating loss (NOL) carryforwards as follows for income tax purposes of $ 1,119,215 with expiration beginning in the year 2011 through 2030. The litigation amount of $1,344,582 that was incurred in May 26, 2001 and expired in May 27, 2010 has not been included in the NOL calculation.

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

NOTE 8:     COMMITMENTS AND CONTINGENCIES

In December 2003, the Company executed an agreement with its stock transfer agent to settle all past outstanding obligations for $8,000.  The payment was subsequently made in January 2004 per the terms of the agreement. As part of the settlement, the Company entered into an agreement to retain the stock transfer agent through December 2006 at the mutually agreed rate of $625 per month. As of May 31, 2010 the Company has an outstanding balance of $ 23,013 with the stock transfer agent.

NOTE 9:     SUBSEQUENT EVENTS

During the period from May 31, 2010 to date of this filing, the Company raised a total of $64,000 in demand notes consisting of following:

•

Two notes totaling $14,000 with an interest rate of 8%

•

One note of $5,000 with an interest rate of 12%   and  convertible to common stock at $0.03 per share

•

One note for $30,000  with no interest and convertible to common stock at $0.05 per share

•

One note for $15,000 with no interest convertible to common shares at $0.03 per share.

On January 24, 2011and February 10, 2011 the Company entered into agreements which provided for the Company to issue an aggregate of 12,800,000 restricted common shares for the purpose of extinguishing indebtedness of the Company:

•

9,000,000 shares of restricted stock to 33 individuals to whom the company’s sole director had assigned his claim against the Company for accrued compensation with a value of $270,000 ($0.03 per share)

•

1,333,334 shares of restricted common stock to two individuals for accounts  payable with a total  value of $40,000 ($0.03 per share)

•

2,466,666 of restricted common stock to five individuals for the conversion of debt valued at $86,000 ($0.03-0.05 per share)

27