Form 10-Q
period 2010-08-31
NVCN CORP
filed 2011-04-26
CIK 740571

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.  Yes   ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filed ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of April 21,   2011 the Registrant had 14,548,371 shares of common stock issued and outstanding

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

NVCN CORPORATION

BALANCE SHEET

 (Unaudited)

	August 31,	May 31,
	2010	2010
ASSETS
Current assets
Cash	$ 227	--

Total Assets	227	$ 17

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	119,917	123,918
Accrued interest	6,853	5,088
Accrued compensation- related party	279,451	286,621
Notes payable- related parties	950	950
Notes payable- third party	126,763	102,763

Total Current Liabilities	533,934	519,340

Stockholders’ Deficit
Common stock, $0.001 par value; authorized 50,000,000
shares; issued and outstanding 1,748,371 shares respectively	1,748	1,748
Preferred stock, $0.01 par value authorized 10,000,000
shares; issued and outstanding; none	--	--
Additional paid-in capital	8,948,564	8,948,564
Retained earnings (deficit)	(9,484,019)	(9,469,635)

Total Stockholders’ Deficit	(553,707)	(519,323)
Total liabilities and stockholders deficit	$ 227	$ 17

The accompanying notes are an integral part of the unaudited financial statements

NVCN CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	August 31
	2010	2009

Revenue	$ --	$ --

Selling, General, and Administrative Expenses	13,620	12,247

Operating loss	(13,620)	(12,247)

Other income(expense)
Interest expense	(1,764)	(24,333)
Total other income(expense)	(1,764)	(24,333)

Net loss	$ (14,384)	$ (36,580)

Basic and Diluted Loss per Common Share

Net loss	$ (0.01)	$ (0.02)

Weighted Average Number of Common Shares
Used to Compute Net loss per Weighted Average Share	1,748,371	1,748,371

The accompanying notes are an integral part of the unaudited financial statements

NVCN CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	August 31,
	2010	2009

Operating Activities
Net Income (Loss) Before Extraordinary Item	$ (14,384)	$ (36,580)
Adjustments to Reconcile Net (Loss) to Net Cash
(Required) by Operating Activities:
Accounts payable	(4,000)	(9,001)
Accrued Interest	1,327	24,333
Accrued compensation-related party	(6,733)	(1,799)

Net Cash Required by Operating Activities	(23,790)	(23,047)

Investing Activities:
Cash given in consideration with
stock and other assets for the reduction
of accrued compensation liabilities	--	--

Net Cash Required by Investing Activities	--	--

Financing Activities:
Overdraft	--	(903)
Notes payable	24,000	24,000
Notes payable-third parties	--	750

Net Cash Provided by Financing Activities	24,000	23,847

Increase (Decrease) in Cash and Cash Equivalents	210	800

Cash and Cash Equivalents at Beginning Of Period	17	--

Cash and Cash Equivalents at End of Period	$ 227	800

Supplemental schedules of cash flow information:
Interest paid	--	--
Income Taxes paid	--	--

The accompanying notes are an integral part of the unaudited financial statements

NVCN CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1:

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of NVCN Corporation (“NVCN”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in NVCN’s May 31, 2010 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end May 31, 2010 as reported on Form 10-K, have been omitted.

NOTE 2:

GOING CONCERN CONSIDERATIONS

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $14,384 for the three months ending August 31, 2010.  As of August 31, 2010, the Company reported an accumulated deficit of $9,484,019.  The Company has no sales or revenue.  The Company’s ability to generate net income and positive cash flows is dependent on the ability to acquire or start an operating entity as well as the ability to raise additional capital.  Management is following strategic plans to accomplish these objectives, but success is not guaranteed.  As of August 31, 2010, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

NOTE 5:

RELATED PARTY TRANSACTION

As of August 31, 2010 an outstanding balance of $950 was due to the officer as an advance to the Company.

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

NOTE 7:

COMMITMENTS AND CONTINGENCIES

In December 2003, the Company executed an agreement with its stock transfer agent to settle all past outstanding obligations for $8,000.  The payment was subsequently made in January 2004 per the terms of the agreement. As part of the settlement, the Company entered into an agreement to retain the stock transfer agent through December 2006 at the mutually agreed rate of $625 per month. As of August 31, 2010 the Company has an outstanding balance of $ 23,013 with the stock transfer agent.

NOTE 8:

SUBSEQUENT EVENTS

During the period from August 31, 2010 to date of this filing, the Company raised a total of $45,000 in demand notes consisting of following:

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

On January 24, 2011and February 10, 2011 the Company entered into agreements which provided for the Company to issue an aggregate of 12,800,000 restricted common shares for the purpose of extinguishing indebtedness of the Company:

•

9,000,000 shares of restricted stock to 33 individuals to whom the company’s sole director had assigned his claim against the Company for accrued compensation with a value of $273,600 ($0.03-0.05 per share)

•

1,333,334 shares of restricted common stock to two individuals for accounts  payable with a total  value of $40,000 ($0.03 per share)

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

RESULTS OF OPERATIONS

During the three month period ending August 31, 2010 and 2009 the Company had no revenues.  General and Administrative expense totaled $13,620 for the three months ending August 31, 2010 compared to $12,247 for the same period in 2009.  Interest expense was $1,764 for the three months periods ending August 31, 2010 and $24,333 for the same period in 2009. Net loss of the period was $14,384 for August 31, 2010 and $36,580 for 2009.  The loss was a result of no revenue and during both 2010 and 2009 along with administrative expenses and interest.

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2010, the Company had $227 in current assets and current liabilities of $533,934, resulting in working capital deficit of $533,707.  Shareholders' deficit as of August 31, 2010 was $553,707. Except for funds of $950 advanced by a related party there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company..

Net cash used in operations for the period ending August 31, 2010 was $23,790 compared to cash used of $23,047 for the same period in 2009, an increase of $743. Net cash used in investing activities for the period ending August 31, 2010 was zero as well as for the same period in 2009. Net cash provided by financing activities during the period ended August 31, 2010 was $24,000  compared to net cash provided of $23,847 in 2009, an increase of $23,234. Financing activity increase consisted primarily of issuance of notes payable.

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

EMPLOYEES

As of August 31, 2010 the Company had no employees

CAPITAL EXPENDITURES

There were no capital expenditures during the quarter ended August 31, 2010.

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

ITEM 1:   LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS.

There have been no material changes to NVCN’s risk factors as previously disclosed in our most recent 10-K filing for the year ending May 31, 2010.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 24, 2011and February 10, 2011 the Company entered into agreements which provided for the Company to issue an aggregate of 12,800,000 restricted common shares for the purpose of extinguishing indebtedness of the Company:

•

9,000,000 shares of restricted stock to 33 individuals to whom the company’s sole director had assigned his claim against the Company for accrued compensation with a value of $273,600 ($0.03-0.05 per share)

•

1,333,334 shares of restricted common stock to two individuals for accounts  payable with a total  value of $40,000 ($0.03 per share)

•

2,466,666 of restricted common stock to five individuals for the conversion of debt valued at $86,000 ($0.03-0.05 per share)

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4:  [REMOVED AND RESERVED]

ITEM 5.  OTHER INFORMATION.

None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.

None

Exhibits

Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NVCN Corporation.

Dated: April 21,  2011

by: /s/ Gary Borglund

Gary Borglund, Principal Executive Officer

and Principal Financial Officer

EXHIBIT INDEX

Number	Description
31	Rule 13a-14(a)/15d-14(a) Certification of Gary Borglund (filed herewith).
32	Section 1350 Certification of Gary Borglund (filed herewith).