Form 10-Q
period 2010-11-30
NVCN CORP
filed 2011-04-26
CIK 740571

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2010

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

As of April 21, 2011 the Registrant had 14,548,371 shares of common stock issued and outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

NVCN CORPORATION

BALANCE SHEET

 (Unaudited)

	November 30,	May 31,
	2010	2010
ASSETS
Current assets
Cash	$ 8	$ 17

Total Assets	$ 8	$ --

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 120.221	$ 123,918
Accrued interest	8,395	5,088
Accrued compensation- related party	291,831	286,621
Notes payable- related parties	950	950
Notes payable- third party	126,763	102,763

Total Current Liabilities	548,160	519,340

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value; authorized 50,000,000
shares, issued and outstanding 1,748,371 shares, respectively	1,748	1,748
Preferred stock, $0.01 par value, authorized 10,000,000 shares;
issued and outstanding; none	--	--
Additional paid-in capital	8,948,564	8,948,564
Retained earnings (deficit)	(9,498,464)	(9,469,635)

Total Stockholders’ Deficit	(548,152)	(519,323)

Total liabilities and stockholders’ equity (deficit)	$ 8	$ 17

The accompanying notes are an integral part of the unaudited financial statements

NVCN CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	November 30		November 30
	2010	2009	2010	2009

Revenue	$ --	$ --	$ --	$ --

Selling, General, and Administrative Expenses	12,903	12,684	25,522	24,930

Operating loss	(12,903)	(12,684)	(25,522)	(24,930)

Other income (expense)
Interest expense	(1,542)	(24,650)	(3,307)	(48,984)
Total other income(expense)	(1,542)	(24,650)	(3,307)	(48,984)

Net loss	$ (14,445)	$ (37,334)	$ (28,829)	$ (73,914)

Basic loss per common share	$ (0.01)	$ (0.03)	$ (0.02)	$ (0.06)

Weighted Average Number of Common Shares
Used to Compute net loss per Weighted Average Share	1,748,371	1,748,371	1,748,371	1,748,371

The accompanying notes are an integral part of the unaudited financial statements

NVCN CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	November 30,
	2010	2009

Operating Activities
Net Income (Loss) Before Extraordinary Item	$ (28,829)	$ (73,914)
Adjustments to Reconcile Net (Loss) to Net Cash
(Required) by Operating Activities:
Accounts payable	(3,697)	(9,001)
Accrued Interest	2,870	48,984
Accrued compensation-related party	5,647	9,901

Net Cash Used by Operating Activities	(24,009)	(24,030)

Investing Activities:
Cash given in consideration with stock and other assets for the
reduction of accrued compensation liabilities	--	--

Net Cash Required by Investing Activities	--	--

Financing Activities:
Bank overdraft	--	(903)
Notes payable	24,000	24,000
Note payable-related party	--	950

Net Cash Provided by Financing Activities	24,000	24,047

Increase (Decrease) in Cash and Cash Equivalents	(9)	17

Cash and Cash Equivalents at Beginning Of Period	17	--

Cash and Cash Equivalents at End of Period	$ 8	17

Supplemental schedules of cash flow information:
Interest paid	--	--
Income Taxes paid	--	--

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

NOTE 2:

GOING CONCERN CONSIDERATIONS

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $28,829 for the six months ending November 30, 2010.  As of November 30, 2010, the Company reported an accumulated deficit of $9,498,464.  The Company has no sales or revenue.  The Company’s ability to generate net income and positive cash flows is dependent on the ability to acquire or start an operating entity as well as the ability to raise additional capital.  Management is following strategic plans to accomplish these objectives, but success is not guaranteed.  As of November 30, 2010, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

NOTE 5:

RELATED PARTY TRANSACTION

As of November 30, 2010 there was an outstanding advance due the officer of $950.

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

NOTE 7:

COMMITMENTS AND CONTINGENCIES

In December 2003, the Company executed an agreement with its stock transfer agent to settle all past outstanding obligations for $8,000.  The payment was subsequently made in January 2004 per the terms of the agreement. As part of the settlement, the Company entered into an agreement to retain the stock transfer agent through December 2006 at the mutually agreed rate of $625 per month. As of November 30, 2010 the Company has an outstanding balance of $ 23,013 with the stock transfer agent.

NOTE 8:

SUBSEQUENT EVENTS

During the period from November 30, 2010 to date of this filing, the Company raised a total of $45,000 in demand notes consisting of following:

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

RESULTS OF OPERATIONS

During the three and six month periods ending November 30, 2010 and 2009 the Company had no revenues.  General and Administrative expense totaled $ 12,903 for the three months and $25,522 for the six months  ending November 30, 2010 compared to $12,684 and $24,930 for the same periods in 2009.  Interest expense was $ 1,542 for the three months periods and $3,307 for the six months ending November 30, 2010 compared to $24,650 and $48,984 for the same period in 2009. Net loss of the three month period was $14,445and for the six month period $28,829 for November 30, 2010 compared to $37,334 and $73,914 for the same periods in 2009.  The loss was a result of no revenue and during both 2010 and 2009 along with administrative expenses and interest.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2010, the Company had assets of $8 in cash and current liabilities of $548,160, resulting in working capital deficit of $548,152.  Shareholders' deficit as of November 30, 2010 was $548,152. Except for funds of $950 advanced by a related party there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company..

Net cash used in operations for the period ending November 30, 2010 was $24,009 compared to cash used of $24,030 for the same period in 2009, a decrease of $21. Net cash used in investing activities for the period ending November 30, 2010 was zero as well as for the same period in 2009. Net cash provided by financing activities during the period ended November 30, 2010 was $24,000 compared to $24,074 in 2009, a decrease of $74.

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

EMPLOYEES

As of November 30, 2010 the Company had no employees

CAPITAL EXPENDITURES

There were no capital expenditures during the quarter ended November 30, 2010.

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

ITEM 2: CHANGES IN SECURITIES

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

Dated: April 22, 2011

                   by: /s/ Gary Borglund

Gary Borglund, Principal Executive Officer

and Principal Financial Officer

EXHIBIT INDEX

Number	Description
31	Rule 13a-14(a)/15d-14(a) Certification of Gary Borglund (filed herewith).
32	Section 1350 Certification of Gary Borglund (filed herewith).