Form 10-Q
period 2011-02-28
NVCN CORP
filed 2011-04-26
CIK 740571

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2011

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

As of April 22, 2011 the Registrant had 14,548,371 shares of common stock issued and outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

NVCN CORPORATION

BALANCE SHEET

 (Unaudited)

	February 28,	May 31,
	2011	2010
ASSETS
Current assets
Cash	$ 29	$ 17
Notes receivable	15,000	--
Total current assets	15,029	17

Total Assets	$ 15,029	$ 17

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 94,591	$ 107,917
Accrued interest	9,730	916,853
Accrued compensation- related party	10,886	274,121
Accrued litigation settlement	0	1,344,582
Notes payable- related parties	300	950
Notes payable- third party	83,363	102,763

Total Current Liabilities	198,870	2,747,186

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value; authorized 50,000,000
shares, issued and outstanding 14,548,371 and 1,748,371 shares, respectively	14,548	1,748
Preferred stock, $0.01 par value, authorized 10,000,000 shares;
issued and outstanding; none	--	--
Additional paid-in capital	9,335,364	8,948,564
Retained earnings (deficit)	(9,533,753	(11,697,481)

Total Stockholders’ Deficit	(183,841)	(2,747,169)

Total liabilities and stockholders’ equity (deficit)	$ 15,029	$ 17

The accompanying notes are an integral part of the unaudited financial statements

NVCN CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28,		February 28
	2011	2010	2011	2010

Revenue	$ --	$ --	$ --	$ --

Selling, General, and Administrative Expenses	33,955	12,500	61,744	37,430

Operating loss	(33,955)	(12,500)	(61,744)	(37,430)

Other income (expense)
Interest expense	(1,334)	(24,651)	(3,374)	(73,634)
Total other income(expense)	(1,334)	(24,651)	(3,374)	(73,634)

Net loss	$ (35,289)	$ (37,151)	$ (64,118)	$ (111,064)

Basic loss per common share	$ (0.00)	$ (0.02)	$ (0.02)	$ (0.08)

Weighted Average Number of Common Shares
Used to Compute net loss per Weighted Average Share	10,655,993	1,748,371	2,855,505	1,748,371

The accompanying notes are an integral part of the unaudited financial statements

NVCN CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	February 28,
	2011	2010

Operating Activities
Net Income (Loss) Before Extraordinary Item	$ (64,118)	$ (111,064)
Adjustments to Reconcile Net (Loss) to Net Cash
(Required) by Operating Activities:
Accounts payable	10,674	(9,002)
Accrued Interest	4,642	73,635
Accrued compensation-related party	(2,136)	22,401

Net Cash Used by Operating Activities	(50,938)	(24,030)

Investing Activities:
Investment in note receivable	(15,000)	--

Net Cash Required by Investing Activities	(15,000)	--

Financing Activities:
Bank overdraft	--	(903)
Proceeds from notes payable	66,600	24,000
Proceeds from payments of note payable-related party	(650)	950

Net Cash Provided by Financing Activities	65,950	24,047

Increase (Decrease) in Cash and Cash Equivalents	12	17

Cash and Cash Equivalents at Beginning Of Period	17	--

Cash and Cash Equivalents at End of Period	$ 29	$ 17

Supplemental schedules of cash flow information:
Interest paid	0	0
Income Taxes paid	0	0

Non-Monetary Transactions
Stock issued for accounts payable	$ 40,000	0
Stock issued for notes payable	$ 86,000	0
Stock issued for accrued compensation	$ 273,600	0

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

NOTE 2:

GOING CONCERN CONSIDERATIONS

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $64,118 for the nine months ending February 28, 2011.  As of February 28, 2011, the Company reported an accumulated deficit of $9,533,753.  The Company has no sales or revenue.  The Company’s ability to generate net income and positive cash flows is dependent on the ability to acquire or start an operating entity as well as the ability to raise additional capital.  Management is following strategic plans to accomplish these objectives, but success is not guaranteed.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

NOTE 5:

RELATED PARTY TRANSACTION

In January and February, 2011 the Company issued  9,000,000 shares of restricted stock to 33 individuals to whom the company’s sole director had assigned his claim against the Company for accrued compensation with a value of $273,600.

As of February 28, 2011 there was an outstanding advance due the officer of $300.

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

NOTE 7:

COMMITMENTS AND CONTINGENCIES

In December 2003, the Company executed an agreement with its stock transfer agent to settle all past outstanding obligations for $8,000.  The payment was subsequently made in January 2004 per the terms of the agreement. As part of the settlement, the Company entered into an agreement to retain the stock transfer agent through December 2006 at the mutually agreed rate of $625 per month. As of February 28, 2011the Company has an outstanding balance of $ 23,013 with the stock transfer agent.

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

RESULTS OF OPERATIONS

During the three and nine month periods ending February 28, 2011 and 2010 the Company had no revenues. General and Administrative expense totaled $ 33,955 for the three months and $61,744 for the nine months  ending February 28, 2011 compared to $12,500  and $37,430 for the same periods in 2010.  Interest expense was $1,334 for the three months periods and $3,374 for the nine months ending February 28, 2011 compared to $24,651 and $73,634 for the same period in 2010. The reduction in interest expense was due primarily to no interest charged this year verses last year against the judgment that was eliminated as of May 31, 2010.  Net loss of the three month period was $35,289 and for the nine month period $64,118 for February 28, 2011 compared to $37,151 and $111,064 for the same periods in 2010.  The loss was a result of no revenue during both 2011and 2010 along with administrative expenses and interest.

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 2011, the Company had assets of $15,029 and current liabilities of $198,870, resulting in working capital deficit of $183,841.  Shareholders' deficit as of February 28, 2011 was $183,841. Except for funds of $300 advanced by a related party there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

Net cash used in operations for the period ending February 28, 2011 was $50,938 compared to cash used of $24,030 for the same period in 2010, a decrease of $26,908. Net cash used in investing activities for the period ending February 28, 2011 was $15,000 and zero for the same period in 2010. Net cash provided by financing activities during the period ended February 28, 2011 was $65,950 compared to $24,074 in 2010, an increase of $41,903.

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

EMPLOYEES

As of February 28, 2011 the Company had no employees

CAPITAL EXPENDITURES

There were no capital expenditures during the quarter ended February 28, 2011.

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

ITEM 2: CHANGES IN SECURITIES

On January 24, 2011and February 10, 2011 the Company entered into agreements which provided for the Company to issue an aggregate of 12,800,000 restricted common shares for the purpose of extinguishing indebtedness of the Company:

•

9,000,000 shares of restricted stock to 33 individuals to whom the company’s sole director had assigned his claim against the Company for accrued compensation with a value of $273,600 ($0.03-$0.05 per share)

•

1,333,334 shares of restricted common stock to two individuals for accounts  payable with a total  value of $40,000 ($0.03 per share)

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