Form 10-K
period 2011-05-31
NVCN CORP
filed 2011-09-14
CIK 740571

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2011

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 0-13187

NVCN CORPORATION
 (Exact name of Registrant as Specified in Its Charter)

Delaware	13-3074570
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1800 Wooddale Drive, Suite 208 Woodbury, Minnesota	55125
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filed	☐
Non-accelerated filer	☐	Smaller reporting company	☒

The Company’s revenues for the fiscal year ended May 31, 2011 were zero.  The aggregate market value of the voting stock held by non-affiliates of the Company as of August 30, 2011: $1,378,804. As of August 30, 2011, the Company had 14,548,371 shares of common stock issued and outstanding.

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

ITEM 4.  [REMOVE AND RESERVE]

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

The Company’s common stock began trading publicly in January, 1985 on the NASDAQ Small Cap following its initial public stock offering.  The Company’s common stock was de-listed to the Over the Counter Bulletin Board in 1987.  In February, 2000, the Company’s common stock was de-listed to the National Quotation Bureaus’ Pink Sheets (now know as Pink Sheets LLC), where it continued to trade under the symbol “NVCN”.  In February 2001, the name was changed to NVCN Corporation, and now trades under the symbol “NVCP”.  The range of closing prices shown below is as reported by this market.  The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. As of February 21, 2011 the Company had 14,548,371 shares of common stock issued and outstanding, of which 10,888,371 were held by none-affiliates.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on May 31, 2011 (1)

	High	Low

Quarter Ended May 31, 2011	0.50	0.05
Quarter Ended February 28, 2011	0.50	0.04
Quarter Ended November 30, 2010	0.04	0.04
Quarter Ended August 31, 2010	0.08	0.04

(1)  The Company’s common stock only traded sporadically during this fiscal year

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on May 31, 2010

	High	Low

Quarter Ended May 31, 2010	0.08	0.03
Quarter Ended February 28, 2010	0.03	0.03
Quarter Ended November 30, 2009	0.03	0.03
Quarter Ended August 31, 2009	0.05	0.03

The Internet provided the above information to the Company. These quotations may reflect inter-dealer prices without retail mark-up/mark-down/commission and may not reflect actual transactions.

As of May 31, 2011, the Company had approximately 1,146 shareholders of record.

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

Sales of Unregistered Securities.

There were no sales of unregistered (restricted) securities during the year ending May 31, 2011

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

Overview

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended May 31, 2011 and 2010 should be read in conjunction with the financial statements of the Company and related notes included therein.

Liquidity and Capital Resources

Since inception, the Company’s most significant change in liquidity or capital resources has been receipts of proceeds from debt offerings. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

At May 31, 2011, the Company had negative working capital of $207,690 which consisted of current assets of approximately $15,028 and current liabilities of $222,718. The current liabilities of the Company at May 31, 2011 are composed primarily of accrued compensation of $23,386, accounts payable and accrued expenses of $112,609 and notes payable of $86,413.

Cash flow used in operating activities during the year ending May 31, 2011 was $53,999 compared to $24,030 for the same period in 2010. The difference was due primarily to the loss in 2011 compared to a gain due to the write down of the judgment and accrued interest that expired in 2010.

Cash flow used in investing activities was $15,000 in the period ended May 31, 2011 and zero in the same period in 2010. The issuance of a demand note in 2011 accounted for the difference between the two years.

Cash flow provided by financing was $69,101 for the period ending May 31, 2011 compared to $ 24,047 for the same period in 2010 The change from 2010 to 2011 was due primary to notes payable of $69,650  issued in 2010compared to $24,000  issued in 2010.

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

Capital Expenditures.

There were no capital expenditures during the fiscal year ended May 31, 2011

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

The Company has incurred net loss of $87,967 for the fiscal year ended May 31, 2011 and a net income of $2,116,782 for the fiscal year ended May 31, 2010. The dramatic change between the two years was due to the expiration of a judgment and the interest accrued on the judgment totaling $2,182,712.  The Company’s current liabilities exceed its current assets by $207,690 as of May 31, 2011 and $519,323 as of May 31, 2010.  At May 31, 2011, the Company had an accumulated deficit of $9,557,602.  This raises substantial doubt about the Company’s ability to continue as a going concern.

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

If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business, operating results and financial condition.  In addition, insufficient funding may have a material adverse effect on the company’s financial condition,

The Company’s success is dependent upon the hiring and retention of key personnel.  The officer and director does not have a non-competition agreement with the Company.  Therefore, there can be no assurance that the personnel will remain employed by the Company.  Should this individual cease to be affiliated with the Company for any reason before qualified replacements could be found, there could be material adverse effects on the Company’s business and prospects.

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

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2011. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of theTreadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of May 31, 2011

ITEM 9B. OTHER INFORMATION

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

The principal executive officer and director of the Company are as follows:

Gary L. Borglund, CEO, CFO &Director.

Mr. Borglund, age 66, has over thirteen years of professional experience in new ventures as a principal and executive, as well as ten years as a consultant.  Since 1998 to date, Mr. Borglund has worked exclusively with early stage development, high tech and Internet companies.  Mr. Borglund serves on several boards of directors for public and private companies and remains in these capacities with regard to the companies to date. Mr. Borglund was Vice President of Marketing for Greenhaven Marketing from 1991 to 1996 and a Director of Red Oak Management from 1996 to 2000.  Mr. Borglund was appointed to the board of directors of City Capital Corporation of America in February 2001, and served as President of that firm until May, 2007. Mr. Borglund was appointed CEO on 27, January 2002.  He became a director of the Company on September 28, 2001. Mr. Borglund attended the University of Minnesota.

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

ITEM 11.  EXECUTIVE COMPENSATION.

During fiscal 2011 the Company accrued for its officer and director an aggregate of $50,000 which was not paid. The officer and director did exchange $273,600 of accrued salary for common stock assigned to 33 individuals for claims.

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

The Company has a written employment agreement with its sole officer and director.

Summary Compensation Table

		Annual compensation			Long-term compensation
					Awards		Payouts
Name and principal position	Year	Salary ($)	Bonus ($)	Other annual compen-sation ($)	Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	LTIP payouts ($)	All other compen- sation ($) (1)
Gary Borglund, President (1),(2)	2011 2010 2009	50,000 50,000 50,000	- -	- -	- -	- -	- -	- -

(1)        Mr. Borglund was appointed a director and president on January 27, 2002.
(2)        Mr. Borglund’s salary has been accrued but not paid.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of May 31, 2011 (14,548,371 issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Company, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

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

On January 24, 2011 and February 10, 2011 the Company issued 9,000,000 shares of restricted common stock to 33 individuals to whom the Company’s sole director had assigned his claims against the company for accrued compensation with a total value of $273,600.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm Johnson  & Mattson, PA , Certified Public Accountants for the year ending May 31, 2011  and 2010.

	2011	2010
Audit fees	$7,000	$7,000
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0

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

NVCN Corporation

Dated: September 1, 2011	By:	/s/ Gary Borglund
Gary Borglund, Principal Executive Officer
and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Gary Borglund	President (principal financial and accounting officer)/Director	September, 2011
Gary Borglund

JOHNSON & MATTSON, PA.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
NVCN Corporation
Woodbury, Minnesota

We have audited the accompanying balance sheet of NVCN Corporation as of May 31, 2011, and the related statements of operations, shareholders’ deficit and cash flows for the years ended May 31, 2011 and 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company's internal control over its financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NVCN Corporation as of May 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company’s recurring losses, negative cash flow from operations and net working capital deficiency raise substantial doubt about its ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 2.  The May 31, 2011 and 2010 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Johnson & Mattson, PA.
Johnson, Mattson, &Co.
Buffalo, MN
August 29, 2011

NVCN CORPORATION
BALANCE SHEET
MAY 31, 2011

	2011	2010
ASSETS
Current assets
Cash	$28	$17
Note receivable	15,000	--
Total current assets	15,028	17

Total assets	$15,028	$17

LIABILITIES AND SHAREHOLDERS’EQUITY (DEFICIT)
Current liabilities
Accounts payable	102,162	123,918
Accrued interest	10,447	5,088
Accrued compensation -related parties	23,386	286,621
Note payable - related parties	310	950
Notes payable – other	86,413	102,763
Total current liabilities	222,718	519,340

Long-Term liabilities	222,718	519,340

Shareholders’ deficit
Common stock,
$0.001 par value; 50,000,000 shares authorized
14,548,371and 1,748,371 shares issued and outstanding, respectively	14,548	1,748
Preferred stock, $0.01 par value
authorized 10,000,000 shares;
issued and outstanding; none	--	--
Paid in capital	9,335,364	8,948,564
Accumulated deficit	(9,557,602)	(9,469,635)
Total shareholders’ deficit	(207,690)	(519,323)

Total liabilities and shareholders’ equity(deficit)	$15,028	$17

The accompanying notes are an integral part of the audited financial statements

NVCN CORPORATION
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 2011 AND 2010

	2011	2010

Net sales	$ ---	$-

General and administrative expense	82,608	65,930

Operating loss	(82,608)	(65,930)

Other income(expense)
Gain on judgment expiration	--	1,344,582
Gain on interest accrued against expired judgment	--	936,415
Interest expense	(5,359)	(98,285)
Total other income(expense)	(5,395)	2,182,712

Net income (loss)	(87,967)	2,116,782

Provision for Income Taxes	--	--

Net income (loss)	$(87,967)	$2,116,782

Net income (loss) per share	$(0.01)	$1,21

Weighted average number of shares outstanding	5,804,992	1,748,371

The accompanying notes are an integral part of the audited financial statements

NVCN CORPORATION
STATEMENT OF SHAREHOLDERS’ DEFICIT
FOR THE YEARS ENDED MAY 31, 2011 AND 2010

	Common Stock		Additional		Total
	Number	$0.001	Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at
May 31, 2008	1,748,371	$1,748	$8,948,564	$(11,401,690)	$(2,451,378)

Net Loss	--	--	--	(184,727)	(184,727)

Balance at
May 31, 2009	1,748,371	1,748	8,948,564	(11,586,417)	(2,636,105)

Net Income	--	--	--	2,116,782	2,116,782

Balance at
May 31, 2010	1,748,371	1,748	8,948,564	(9,469,635)	(519,323)

Stock issued for accounts payable	1,333,334	1,333	38,667		40,000
Stock issued for accrued compensation	9,000,000	9,000	264,600	--	273,600
Stock issued for convertible notes	2,466,666	2,467	83,533	--	86,000

Net Loss	--	--	--	(87,967)	(87,967)

May 31, 2011	14,548,371	$14,548	$9,335,364	$9,557,602	$207,960

The accompanying notes are an integral part of the audited financial statements

NVCN CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2011 AND 2010

	2011	2010
Cash flows from operating activities:
Net income(loss)	$(87,967)	$2,116,782
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Increase (decrease) in liabilities:
Accounts payable	18,244	6,999
Accrued interest	5,359	(838,130)
Judgment liability expiration	--	(1,344,582)
Accrued compensation-related party	10,365	34,901
Net cash provided (used) in operating activities	(53,999)	(24,030)

Cash flows provided (used) in investing activities
Note receivable	(15,000)	--
Net cash provided(used) in investing activities	(15,000)	--

Cash flows from financing activities:
Bank overdraft	--	(903)
Note payable-related party	(640)	950
Proceeds from notes payable	69,650	24,000
Net cash provided (used) in financing activities	69,010	24,047

Increase (decrease) in cash	11	17

Cash – beginning of year	17	--

Cash – end of year	$28	$17

Supplemental schedule of cash flow information:
Interest paid	$--	$--
Income taxes paid	$--	$--

Non-Monetary Transactions
Common stock issued for:
Accounts payable, 1,333,334 shares at $0.03 per share	$40,000	$--
Accrued compensation, 9,000,000 shares at $0.03 per share	$273,600	$--
Convertible notes, 2,466,666 shares at $0.03-0.05 per share	$86,000	$--

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

The judgment was not renewed within the statutory limitations of 10 years as of May 27, 2010.  The Company wrote off the principal and accrued interest on May 31, 2010.

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

The Company has no potential dilutive instruments and accordingly, basic loss and diluted loss per share are equal.

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

NOTE 4:  NOTE RECEIVABLE

On December 27, 2010 the Company issued a $15,000 note to a non-related party.  The note is a non interest bearing note due upon demand.

NOTE 5:  RELATED PARTY TRANSACTIONS

During the year ending May 31, 2010 an officer of the Company loaned the Company $950. As of May 31, 2011 the outstanding balance due to the related party is $310.

During the year ended May 31, 2011  the Company was issued 9,000,000 shares of restricted stock to 33 individuals to whom the company’s sole director had assigned his claim against the Company for accrued compensation with a value of $270,000 ($0.03 per share) (See Note 9: Common Stock)

NOTE 6: NOTES PAYABLE

During the period ended May 31, 2011 the Company raised a total of $69,650 in demand notes consisting of following:

•	Two notes totaling $14,000 with an interest rate of 8%
•	One note of $5,000 with an interest rate of 12% and convertible to common stock at $0.03 per share
•	One note for $30,000 with no interest and convertible to common stock at $0.05 per share
•	One note for $15,000 with no interest convertible to common shares at $0.03 per share.

NOTE 7:   PATENT INFRINGEMENT LAWSUIT

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

NOTE 8:   INCOME TAXES

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

The following schedule provides a reconciliation of the statutory income tax rate in effect as of May 31, 2011, to the effective rate as presented in the financial statements:

Description	2011

Tax provision at statutory rates	$422,444
Reserved for provision	(422,444)
Total income tax provision	$--

For financial statement purposes, no tax benefit has been reported for 2011 as realization of the tax benefits is uncertain.  Accordingly, a valuation allowance has been established for the full amount for the deferred tax asset.

At May 31, 2011, for the years indicated, the Company had approximate net operating loss (NOL) carryforwards as follows for income tax purposes of $ 1,207,182 with expiration beginning in the year 2011 through 2030. The litigation amount of $1,344,582 that was incurred in May 26, 2001 and expired in May 27, 2010 has not been included in the NOL calculation.

The utilization of the carryforwards is dependent upon the Company’s ability to generate sufficient taxable income during the carryforward period.  In addition, utilization of these carryforwards may be limited due to ownership changes as defined in the Internal Revenue Code.

NOTE 9:   COMMON STOCK

On May 26, 2004, the Company converted services of $ 500 to common shares.  This transaction increased the equity by $ 500 to $ 1,743 and did not change the paid in capital.

On January 24, 2011 and  February 10, 2011 the Company entered into agreements which provided for the Company to issue an aggregate of 12,800,000 restricted common shares for the purpose of extinguishing indebtedness of the Company:

•
9,000,000 shares of restricted stock to 33 individuals to whom the company’s sole director had assigned his claim against the Company for accrued compensation with a value of $270,000 ($0.03 per share)

•	1,333,334 shares of restricted common stock to two individuals for accounts payable with a total value of $40,000 ($0.03 per share)
•	2,466,666 of restricted common stock to five individuals for the conversion of debt valued at $86,000 ($0.03-0.05 per share) (See Note 5: Related Party Transactions)

NOTE 10:    COMMITMENTS AND CONTINGENCIES

In December 2003, the Company executed an agreement with its stock transfer agent to settle all past outstanding obligations for $8,000.  The payment was subsequently made in January 2004 per the terms of the agreement. As part of the settlement, the Company entered into an agreement to retain the stock transfer agent through December 2006 at the mutually agreed rate of $625 per month. As of May 31, 2011 the Company has an outstanding balance of $ 23,013 with the stock transfer agent.