Form 10-Q
period 2011-08-31
NVCN CORP
filed 2011-10-12
CIK 740571

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2011

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO _______

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.  Yes   ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filed	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of October 12,  2011 the Registrant had 14,548,371 shares of common stock issued and outstanding

PART I – FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS.

NVCN CORPORATION
BALANCE SHEET
 (Unaudited)

	August 31,	May 31,
	2011	2011
ASSETS
Current assets
Cash	$8	$28
Note receivable	15,000	15,000

Total Assets	15,008	$15,028

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	102,162	102,162
Accrued interest	11,164	10,447
Accrued compensation- related party	35,886	23,386
Notes payable- related parties	310	310
Notes payable- third party	86,413	86,413

Total Current Liabilities	235,935	222,718

Stockholders’ Deficit
Common stock, $0.001 par value; authorized 50,000,000
shares; issued and outstanding 14,548,371 shares respectively	14,548	14,548
Preferred stock, $0.01 par value authorized 10,000,000
shares; issued and outstanding; none	--	--
Additional paid-in capital	9,335,364	9,335,364
Retained earnings (deficit)	(9,570,840)	(9,557,602)

Total Stockholders’ Deficit	(220,907)	(207,690)
Total liabilities and stockholders deficit	$15,008	$15,028

The accompanying notes are an integral part of the unaudited financial statements

NVCN CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	August 31
	2011	2010

Revenue	$--	$--

Selling, General, and Administrative Expenses	12,520	12,620

Operating loss	(12,520)	(12,620)

Other income(expense)
Interest expense	(717)	(1,764)
Total other income(expense)	(717)	(1,764)

Net loss	$(13,237)	$(14,384)

Basic and Diluted Loss per Common Share

Net loss	$(0.00)	$(0.01)

Weighted Average Number of Common Shares
Used to Compute Net loss per Weighted Average Share	14,548,371	1,748,371

The accompanying notes are an integral part of the unaudited financial statements

NVCN CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	August 31,
	2011	2010

Operating Activities
Net Income (Loss) Before Extraordinary Item	$(13,238)	$(14,384)
Adjustments to Reconcile Net (Loss) to Net Cash
(Required) by Operating Activities:
Accounts payable	--	(4,000)
Accrued Interest	718	1,327
Accrued compensation-related party	12,500	(6,733)

Net Cash Required by Operating Activities	(20)	(23,790)

Investing Activities:
Cash given in consideration with
stock and other assets for the reduction
of accrued compensation liabilities	--	--

Net Cash Required by Investing Activities	--	--

Financing Activities:
Notes payable	--	24,000

Net Cash Provided by Financing Activities	--	23,847

Increase (Decrease) in Cash and Cash Equivalents	(20)	210

Cash and Cash Equivalents at Beginning Of Period	28	17

Cash and Cash Equivalents at End of Period	$8	227

Supplemental schedules of cash flow information:
Interest paid	--	--
Income Taxes paid	--	--

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

NOTE 2:    GOING CONCERN CONSIDERATIONS

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $13,237 for the three months ending August 31, 2011.  As of August 31, 2011, the Company reported an accumulated deficit of $9,570,840.  The Company has no sales or revenue.  The Company’s ability to generate net income and positive cash flows is dependent on the ability to acquire or start an operating entity as well as the ability to raise additional capital.  Management is following strategic plans to accomplish these objectives, but success is not guaranteed.  As of August 31, 2011, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

NOTE 5:     RELATED PARTY TRANSACTION

As of August 31, 2011 an outstanding balance of $310 was due to the officer as an advance to the Company.

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

NOTE 7:    COMMITMENTS AND CONTINGENCIES

In December 2003, the Company executed an agreement with its stock transfer agent to settle all past outstanding obligations for $8,000.  The payment was subsequently made in January 2004 per the terms of the agreement. As part of the settlement, the Company entered into an agreement to retain the stock transfer agent through December 2006 at the mutually agreed rate of $625 per month. As of August 31, 2011 the Company has an outstanding balance of $ 23,013 with the stock transfer agent.

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

RESULTS OF OPERATIONS

During the three month period ending August 31, 2011 and 2010 the Company had no revenues.  General and Administrative expense totaled $12,520 for the three months ending August 31, 2011 compared to $12,620 for the same period in 2010.  Interest expense was $717 for the three months periods ending August 31, 2011 and $1,764 for the same period in 2010. Net loss of the period was $13,237 for August 31, 2011 and $14,384 for 2010.  The loss was a result of no revenue and during both 2011 and 2010 along with administrative expenses and interest.

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2011, the Company had $15,008 in current assets and current liabilities of $235,935, resulting in working capital deficit of $220,927.  Shareholders' deficit as of August 31, 2011 was $220,907. Except for funds of $310 advanced by a related party there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company..

Net cash used in operations for the period ending August 31, 2011 was $20 compared to cash used of $23,790 for the same period in 2010, a decrease of $23,770. Net cash used in investing activities for the period ending August 31, 2011 was zero as well as for the same period in 2010. Net cash provided by financing activities during the period ended August 31, 2011 was zero compared to net cash provided of $24,000 in 2010, an increase of $24,000. Financing activity increase consisted primarily of issuance of notes payable.

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

EMPLOYEES

As of August 31, 2011 the Company had no employees

CAPITAL EXPENDITURES

There were no capital expenditures during the quarter ended August 31, 2011.

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

ITEM 1:  LEGAL PROCEEDINGS

None

ITEM 1A:  RISK FACTORS.

There have been no material changes to NVCN’s risk factors as previously disclosed in our most recent 10-K filing for the year ending May 31, 2011.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4:  REMOVE AND ARESERVE

None

ITEM 5:  OTHER INFORMATION.

None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.

None

Exhibits

Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NVCN Corporation.

Dated: October 12, 2011	By:	/s/ Gary Borglund
Gary Borglund
Principal Executive Officer and Principal Financial Officer

EXHIBIT INDEX

Number	Description

31	Rule 13a-14(a)/15d-14(a) Certification of Gary Borglund (filed herewith).

32	Section 1350 Certification of Gary Borglund (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.