Form 10-Q
period 2011-11-30
NVCN CORP
filed 2012-01-17
CIK 740571

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

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

As of January 17, 2012 the Registrant had 14,548,371 shares of common stock issued and outstanding

PART I – FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS.

NVCN CORPORATION
BALANCE SHEET
 (Unaudited)

	November 30,	May 31,
	2011	2011
ASSETS
Current assets
Cash	$8	$28
Note receivable	15,000	15,000

Total Assets	15,008	$15,028

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	102,162	102,162
Accrued interest	11,882	10,447
Accrued compensation- related party	48,386	23,386
Notes payable- related parties	5,310	310
Notes payable- third party	86,413	86,413

Total Current Liabilities	254,153	222,718

Stockholders’ Deficit
Common stock, $0.001 par value; authorized 50,000,000
shares; issued and outstanding 14,548,371 shares respectively	14,548	14,548
Preferred stock, $0.01 par value authorized 10,000,000
shares; issued and outstanding; none	--	--
Additional paid-in capital	9,335,364	9,335,364
Retained earnings (deficit)	(9,589,057)	(9,557,602)

Total Stockholders’ Deficit	(239,145)	(207,690)
Total liabilities and stockholders deficit	$15,008	$15,028

The accompanying notes are an integral part of the unaudited financial statements

NVCN CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	November 30		November 30
	2011	2010	2011	2010

Revenue	$--	$--

Selling, General, and Administrative Expenses	17,500	12,903	30,020	25,522

Operating loss	(17,500)	(12,903)	(30,020)	(25,522)

Other income(expense)
Interest expense	(717)	(1,542)	(1,435)	(3,307)
Total other income(expense)	(717)	(1,542)	(1,435)	(3,307)

Net loss	$(18,217)	$(14,445)	(31,455)	(28,829)

Basic and Diluted Loss per Common Share

Net loss	$(0.00)	$(0.01)		$(0.02)

Weighted Average Number of Common Shares
Used to Compute Net loss per Weighted Average Share	14,548,371	1,748,371	14,548,371	1,748,371

The accompanying notes are an integral part of the unaudited financial statements

NVCN CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	November 30,
	2011	2010

Operating Activities
Net Income (Loss) Before Extraordinary Item	$(31,445)	$(28,829)
Adjustments to Reconcile Net (Loss) to Net Cash
(Required) by Operating Activities:
Accounts payable	--	(3,697)
Accrued Interest	1,435	2,870
Accrued compensation-related party	25,000	5,647

Net Cash Required by Operating Activities	(5,020)	(24,009)

Investing Activities:
Cash given in consideration with
stock and other assets for the reduction
of accrued compensation liabilities	--	--

Net Cash Required by Investing Activities	--	--

Financing Activities:
Advance –related party	5,000	--
Notes payable	--	24,000

Net Cash Provided by Financing Activities	5,000	24,000

Increase (Decrease) in Cash and Cash Equivalents	(20)	(9)

Cash and Cash Equivalents at Beginning Of Period	28	17

Cash and Cash Equivalents at End of Period	$8	8

Supplemental schedules of cash flow information:
Interest paid	--	--
Income Taxes paid	--	--

The accompanying notes are an integral part of the unaudited financial statements

NVCN CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:     BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of NVCN Corporation (“NVCN”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in NVCN’s May 31, 2011 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end May 31, 2011 as reported on Form 10-K, have been omitted.

NOTE 2:     GOING CONCERN CONSIDERATIONS

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $18,217 for the three months and $31,455 for the six months ending November 30, 2011.  As of November 30, 2011, the Company reported an accumulated deficit of $9,589,057.  The Company has no sales or revenue.  The Company’s ability to generate net income and positive cash flows is dependent on the ability to acquire or start an operating entity as well as the ability to raise additional capital.  Management is following strategic plans to accomplish these objectives, but success is not guaranteed.  As of November 30, 2011, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

NOTE 5:     RELATED PARTY TRANSACTION

As of November 30, 2011 an outstanding balance of $5,310 was due to the officer as an advance to the Company.

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

NOTE 7:    COMMITMENTS AND CONTINGENCIES

In December 2003, the Company executed an agreement with its stock transfer agent to settle all past outstanding obligations for $8,000.  The payment was subsequently made in January 2004 per the terms of the agreement. As part of the settlement, the Company entered into an agreement to retain the stock transfer agent through December 2006 at the mutually agreed rate of $625 per month. As of November 30, 2011 the Company has an outstanding balance of $ 23,013 with the stock transfer agent.

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

RESULTS OF OPERATIONS

During the three and six month periods ending November 30, 2011 and 2010 the Company had no revenues.  General and Administrative expense totaled $17,500 for the three months and $30,020 for the six month periods ending November 30, 2011 compared to $12,903 and $25,522 for the same periods in 2010.  Interest expense was $717 for the three months and $1,435 for the six months periods ending November 30, 2011 and $1,542 and $3,307 for the same periods in 2010. Net loss of the three month period was $18,217 and $31,455 for the six month periods for November 30, 2011 and $14,445 and $28,829 for the same periods for 2010.  The loss was a result of no revenue and during both 2011 and 2010 along with administrative expenses and interest.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2011, the Company had $15,008 in current assets and current liabilities of $254,153, resulting in working capital deficit of $239,145.  Shareholders' deficit as of November 30, 2011 was $239,145. Except for funds of $5,310 advanced by a related party there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company..

Net cash used in operations for the period ending November 30, 2011 was $5,020 compared to cash used of $24,009 for the same period in 2010, a decrease of $18,989. Net cash used in investing activities for the period ending November 30, 2011 was zero as well as for the same period in 2010. Net cash provided by financing activities during the period ended November 30, 2011 was $5,000 compared to net cash provided of $24,000 in 2010, a decrease of $19,000. Financing activity in 2011 consisted of advances from related parties compared to the issuance of notes payable in 2010.

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

EMPLOYEES

As of November 30, 2011 the Company had no employees

CAPITAL EXPENDITURES

There were no capital expenditures during the quarter ended November 30, 2011.

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

ITEM 4:  REMOVE AND RESERVE

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

NVCN Corporation.

Dated: January 17, 2012	By:	/s/ Gary Borglund
Gary Borglund, Principal
Executive Officer and Principal Financial Officer

EXHIBIT INDEX

Number	Description
31	Rule 13a-14(a)/15d-14(a) Certification of Gary Borglund (filed herewith).
32	Section 1350 Certification of Gary Borglund (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.