Form 10-K/A
period 2011-05-31
NVCN CORP
filed 2012-02-14
CIK 740571

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment 1
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2011

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

COMMISSION FILE NUMBER: 0-13187

NVCN CORPORATION.
 (Exact name of Registrant as Specified in Its Charter)

Delaware	13-3074570
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1800 Wooddale Drive, Suite 208, Woodbury, Minnesota	55125
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number: (612) 750-5 855

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

NVCN Corporation

Dated: February 14, 2012	By:	/s/ Gary Borglund
Gary Borglund,
Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Gary Borglund	President (principal financial and accounting officer)/Director	February 14, 2012
Gary Borglund

JOHNSON & MATTSON, PA.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
NVCN Corporation
Woodbury, Minnesota

We have audited the accompanying balance sheet of NVCN Corporation as of  May 31, 2011 and  May 31, 2010 , and the related statements of operations, shareholders’ deficit and cash flows for the years ended May 31, 2011 and 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying notes are an integral part of the audited financial statements

NVCN CORPORATION
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 2011 AND 2010

	2011	2010

Net sales	$-	$-

General and administrative expense	82,608	65,930

Operating loss	(82,608)	(65,930)

Other income(expense)
Gain on judgment expiration	--	1,344,582
Gain on interest accrued against expired judgment	--	936,415
Interest expense	(5,359)	(98,285)
Total other income(expense)	(5,395)	2,182,712

Net income (loss)	(87,967)	2,116,782

Provision for Income Taxes	--	--

Net income (loss)	$(87,967)	$2,116,782

Net income (loss) per share	$(0.01)	$1,21

Weighted average number of shares outstanding	5,804,992	1,748,371

The accompanying notes are an integral part of the audited financial statements

NVCN CORPORATION
STATEMENT OF SHAREHOLDERS’ DEFICIT
FOR THE YEARS ENDED MAY 31, 2011 AND 2010

	Common Stock		Additional		Total
	Number	$0.001	Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at
May 31, 2008	1,748,371	$1,748	$8,948,564	$(11,401,690)	$(2,451,378)

Net Loss	--	--	--	(184,727)	(184,727)

Balance at
May 31, 2009	1,748,371	1,748	8,948,564	(11,586,417)	(2,636,105)

Net Income	--	--	--	2,116,782	2,116,782

Balance at
May 31, 2010	1,748,371	1,748	8,948,564	(9,469,635)	(519,323)

Stock issued for accounts payable	1,333,334	1,333	38,667		40,000
Stock issued for accrued compensation	9,000,000	9,000	264,600	--	273,600
Stock issued for convertible notes	2,466,666	2,467	83,533	--	86,000

Net Loss	--	--	--	(87,967)	(87,967)

May 31, 2011	14,548,371	$14,548	$9,335,364	$(9,557,602)	$(207,960)

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