Form 10-Q
period 2012-02-29
NVCN CORP
filed 2012-04-20
CIK 740571

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 0-13187

NVCN CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3074570
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

9616 Currell Drive Suite 200 Woodbury, Minnesota	55125
(Address of Principal Executive Offices)	(Zip Code)

(612) 750-5855.
(Registrant’s Telephone Number)

1800 Wooddale Drive, Suite 208, Woodbury, MN 55125
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

As of April 19, 2012 the Registrant had 14,548,371 shares of common stock issued and outstanding

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are forward-looking statements. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. Among the factors that could cause actual results to differ materially from the forward-looking statements are the following: the Company’s ability to obtain necessary capital, the Company’s ability to meet anticipated development timelines, the Company’s ability to protect its proprietary technology and knowhow; the Company’s ability to identify and develop a network of physicians, the Company’s ability to establish a global market, clinical trial results, the Company’s ability to successfully consummate future acquisitions and such other risk factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission, including those filed with this Form 10-Q quarterly report. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PART I – FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS.

NVCN CORPORATION
BALANCE SHEET
 (Unaudited)

	February 29,	May 31,
	2012	2011
ASSETS
Current assets
Cash	$8	$28
Note receivable	15,000	15,000

Total Assets	15,008	$15,028

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	100,656	102,162
Accrued interest	12,600	10,447
Accrued compensation- related party	60,886	23,386
Notes payable- related parties	5,310	310
Notes payable- third party	90,413	86,413

Total Current Liabilities	269,865	222,718

Stockholders’ Deficit
Common stock, $0.001 par value; authorized 50,000,000
shares; issued and outstanding 14,548,371 shares respectively	14,548	14,548
Preferred stock, $0.01 par value authorized 10,000,000
shares; issued and outstanding; none	--	--
Additional paid-in capital	9,335,364	9,335,364
Retained earnings (deficit)	(9,604,769)	(9,557,602)

Total Stockholders’ Deficit	(254,857)	(207,690)
Total liabilities and stockholders deficit	$15,008	$15,028

The accompanying notes are an integral part of the unaudited financial statements

NVCN CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 29	February 28	February 29	February 28
	2012	2011	2012	2011

Revenue	$--	$--	$--	$-

Selling, General, and Administrative Expenses	14,995	33,955	45,015	61,744

Operating loss	(14,995)	(33,955)	(45,015)	(61,744)

Other income(expense)
Interest expense	(717)	(1,334)	(2,152)	(3,374)
Total other income(expense)	(717)	(1,334)	(2,152)	(3,374)

Net loss	$(15,712)	$(35,289)	(47,167)	(64,118)

Basic and Diluted Loss per Common Share

Net loss	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted Average Number of Common Shares
Used to Compute Net loss per Weighted Average Share	14,548,371	10,655,993	14,548,371	2,855,505

The accompanying notes are an integral part of the unaudited financial statements

NVCN CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	February 29,	February 28,
	2012	2011

Operating Activities
Net Income (Loss) Before Extraordinary Item	$(47,167)	$(64,118)
Adjustments to Reconcile Net (Loss) to Net Cash
(Required) by Operating Activities:
Accounts payable	(1,506)	10,674
Accrued Interest	2,153	4,642
Accrued compensation-related party	37,500	(2,136)

Net Cash Required by Operating Activities	(9,020)	(50,938)

Investing Activities:
Investment in notes receivable	--	(15,000)

Net Cash Required by Investing Activities	--	(15,000)

Financing Activities:
Proceeds(payments) from notes payable – relate parties	5,000	(650)
Proceeds from notes payable	4,000	66,600

Net Cash Provided by Financing Activities	9,000	65,950

Increase (Decrease) in Cash and Cash Equivalents	(20)	12

Cash and Cash Equivalents at Beginning Of Period	28	16

Cash and Cash Equivalents at End of Period	$8	28

Supplemental schedules of cash flow information:
Interest paid	--	--
Income Taxes paid	--	--
Nonmonetary Transactions
Stock issued for accounts payable	$40,000
Stock issued for notes payable	$86,000
Stock issued for accrued compensation	$273,000

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

NOTE 2:  GOING CONCERN CONSIDERATIONS

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $15,712 for the three months and $47,167 for the nine months ending February 29, 2012.  As of February 29, 2012, the Company reported an accumulated deficit of $9,604,769.  The Company has no sales or revenue.  The Company’s ability to generate net income and positive cash flows is dependent on the ability to acquire or start an operating entity as well as the ability to raise additional capital.  Management is following strategic plans to accomplish these objectives, but success is not guaranteed.  As of February 29, 2012, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

NOTE 5: RELATED PARTY TRANSACTION

As of February 29, 2012 an outstanding balance of $5,310 was due to the officer as an advance to the Company.

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

NOTE 7:  COMMITMENTS AND CONTINGENCIES

In December 2003, the Company executed an agreement with its stock transfer agent to settle all past outstanding obligations for $8,000.  The payment was subsequently made in January 2004 per the terms of the agreement. As part of the settlement, the Company entered into an agreement to retain the stock transfer agent through December 2006 at the mutually agreed rate of $625 per month. As of February 29, 2012the Company has an outstanding balance of $ 23,013 with the stock transfer agent.

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

RESULTS OF OPERATIONS

During the three and nine month periods ending February 29, 2012 and 2011 the Company had no revenues.  General and Administrative expense totaled $14,995 for the three months and $45,015 for the nine month periods ending February 29, 2012 compared to $33,995 and $61,774 for the same periods in 2011.  Interest expense was $717 for the three months and $2,152 for the nine months periods ending February 29, 2012 and $1,334 and $3,374for the same periods in 2011. Net loss of the three month period was $15,712 and $47,167 for the nine month periods for February 29, 2012 and $35,289 and $64,118 for the same periods for 2011.  The loss was a result of no revenue and during both 2012 and 2011 along with administrative expenses and interest.

LIQUIDITY AND CAPITAL RESOURCES

At February 29, 2012, the Company had $15,008 in current assets and current liabilities of $269,865, resulting in working capital deficit of $254,857.  Shareholders' deficit as of February 29, 2012 was $254,857. Except for funds of $5,310 advanced by a related party there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

Net cash used in operations for the period ending February 29, 2012 was $9,020 compared to cash used of $50,938 for the same period in 2011, a decrease of $41,918. Net cash used in investing activities for the period ending February 29, 2012 was zero compared to $15,000 for the same period in 2011. Net cash provided by financing activities during the period ended February 29, 2012 was $9,000 compared to net cash provided of $65,950 in 2011, a decrease of $56,950. Financing activity in 2012 consisted of advances from related parties of $5000 and notes payable of $4,000 compared to the issuance of notes payable in 2011of $66,600 and payments to related parties of $650.

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

EMPLOYEES

As of February 29, 2012 the Company had no employees

CAPITAL EXPENDITURES

There were no capital expenditures during the quarter ended February 29, 2012.

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

NVCN Corporation

Dated: April 19, 2012	By:	/s/ Gary Borglund
Gary Borglund, Principal Executive Officer
and Principal Financial Officer

EXHIBIT INDEX

Number	Description

31	Rule 13a-14(a)/15d-14(a) Certification of Gary Borglund (filed herewith).

32	Section 1350 Certification of Gary Borglund (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.