Form 10-K
period 2012-05-31
NVCN CORP
filed 2012-08-29
CIK 740571

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2012

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 0-13187

NVCN CORPORATION.
 (Exact name of Registrant as Specified in Its Charter)

Delaware	13-3074570
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

7616 Currell Blvd Suite 200, Woodbury, Minnesota	55125
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number: (612) 750-5855

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

The Company’s revenues for the fiscal year ended May 31, 2012 were zero.  The aggregate market value of the voting stock held by non-affiliates of the Company as of August 27, 2012: $1,422,670. As of August 29, 2012, the Company had 14,548,371 shares of common stock issued and outstanding.

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

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

The Company’s common stock began trading publicly in January, 1985 on the NASDAQ Small Cap following its initial public stock offering.  The Company’s common stock was de-listed to the Over the Counter Bulletin Board in 1987.  In February, 2000, the Company’s common stock was de-listed to the National Quotation Bureaus’ Pink Sheets (now known as Pink Sheets LLC), where it continued to trade under the symbol “NVCN”.  In February 2001, the name was changed to NVCN Corporation, and now trades under the symbol “NVCP”.  The range of closing prices shown below is as reported by this market.  The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. As of February 21, 2012 the Company had 14,548,371 shares of common stock issued and outstanding, of which 14,226,704 were held by none-affiliates.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on May 31, 2012 (1)

	High	Low

Quarter Ended May 31, 2012	0.10	0.05
Quarter Ended February 28, 2012	0.18	0.08
Quarter Ended November 30, 2011	0.18	0.-12
Quarter Ended August 31, 2011	0.35	0.12

(1)  The Company’s common stock only traded sporadically during this fiscal year

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on May 31, 2011

	High	Low

Quarter Ended May 31, 2011	0.30	0.05
Quarter Ended February 28, 2011	0.30	0.04
Quarter Ended November 30, 2010	0.04	0.04
Quarter Ended August 31, 2010	0.08	0.04

The Internet provided the above information to the Company. These quotations may reflect inter-dealer prices without retail mark-up/mark-down/commission and may not reflect actual transactions.

As of May 31, 2012, the Company had approximately 1,146 shareholders of record.

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

Sales of Unregistered Securities.

There were no sales of unregistered (restricted) securities during the year ending May 31, 2012

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

Overview

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended May 31, 2012 and 2011 should be read in conjunction with the financial statements of the Company and related notes included therein.

Liquidity and Capital Resources

Since inception, the Company’s most significant change in liquidity or capital resources has been receipts of proceeds from debt offerings. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

At May 31, 2012, the Company had negative working capital of $271,824 which consisted of current assets of approximately $15, 008 and current liabilities of $286,832. The current liabilities of the Company at May 31, 2012 are composed primarily of accrued compensation of $73,385, accounts payable and accrued expenses of $117,724 and notes payable of $95,723.

Cash flow used in operating activities during the year ending May 31, 2012 was $9,020 compared to $53,999 for the same period in 2011. The difference was due primarily to a smaller loss in 2012 compared to in the loss in 2011.

Cash flow used in investing activities was zero in the period ended May 31, 2012 and $15,000 in the same period in 2011. The issuance of a demand note in 2012 accounted for the difference between the two years.

Cash flow provided by financing was $9,000 for the period ending May 31, 2012 compared to $69,101 for the same period in 2011 The change from 2011 to 2012 was due primary to notes payable of $64,000 issued in 2011compared to $9,000 issued in 2012.

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

Capital Expenditures.

There were no capital expenditures during the fiscal year ended May 31, 2012

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

The Company has incurred net loss of $64,135 for the fiscal year ended May 31, 2012 and a net loss of $87,967 for the fiscal year ended May 31, 2011. The Company’s current liabilities exceed its current assets by $271,824 as of May 31, 2012 and $207,687 as of May 31, 2011.  At May 31, 2012, the Company had an accumulated deficit of $9,621,737.  This raises substantial doubt about the Company’s ability to continue as a going concern.

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

None

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

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2012. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of theTreadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of May 31, 2012

ITEM 9B. OTHER INFORMATION

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

The principal executive officer and director of the Company are as follows:

Gary L. Borglund, CEO, CFO &Director.

Mr. Borglund, age 64, has over thirteen years of professional experience in new ventures as a principal and executive, as well as ten years as a consultant.  Since 1998 to date, Mr. Borglund has worked exclusively with early stage development, high tech and Internet companies.  Mr. Borglund serves on several boards of directors for public and private companies and remains in these capacities with regard to the companies to date. Mr. Borglund was Vice President of Marketing for Greenhaven Marketing from 1991 to 1996 and a Director of Red Oak Management from 1996 to 2000.  Mr. Borglund was appointed to the board of directors of City Capital Corporation of America in February 2001, and served as President of that firm until May, 2007. Mr. Borglund was appointed CEO on 27, January 2002.  He became a director of the Company on September 28, 2001. Mr. Borglund attended the University of Minnesota.

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

ITEM 11.  EXECUTIVE COMPENSATION.

During fiscal 2012 the Company accrued for its officer and director an aggregate of $50,000 which was not paid. In 2011 the officer and director did exchange $273,600 of accrued salary for common stock assigned to 33 individuals for claims.

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

The Company has a written employment agreement with its sole officer and director.

Summary Compensation Table

					Long-term compensation
		Annual compensation			Awards		Payouts
Name and principal position	Year	Salary ($)	Bonus ($)	Other annual compen-sation ($)	Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	LTIP payouts ($)	All other compen- sation ($) (1)	Total Compensation
Gary Borglund,	2012	50,000	-	-	-	-	-	-	50,000
President (1),(2)	2011	50,000	-	-	-	-	-	-	50,000
	2010	50,000	-	-	-	-	-	-	50,000

(1)        Mr. Borglund was appointed a director and president on January 27, 2002.
(2)        Mr. Berglund’s salary has been accrued but not paid.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of May 31, 2012 (14,548,371 issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Company, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class
Common Stock	Gary L. Borglund 7616 Currell Blvd Suite 200 Woodbury, MN 55125	321,667	2.2%
Common Stock	Shares of all directors and executive officers as a group (1 person)	321,667	2.2%

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm Johnson  & Mattson, PA , Certified Public Accountants for the year ending May 31, 2012  and 2011.

	2012	2011
Audit fees	$7,000	$7,000
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0

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

NVCN Corporation

Dated: August 29, 2012	By:	/s/ Gary Borglund
Gary Borglund, Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Gary Borglund	President (principal financial and accounting officer)/Director	August 29, 2012
Gary Borglund

JOHNSON & MATTSON, PA.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
NVCN Corporation
Woodbury, Minnesota

We have audited the accompanying balance sheet of NVCN Corporation as of May 31, 2012 and May 31, 2011, and the related statements of operations, shareholders’ deficit and cash flows for the years ended May 31, 2012 and 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NVCN Corporation as of May 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company’s recurring losses, negative cash flow from operations and net working capital deficiency raise substantial doubt about its ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 2.  The May 31, 2012 and 2011 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Johnson & Mattson, PA.
Johnson, Mattson, &Co.
Buffalo, MN
August 28, 2012

NVCN CORPORATION
BALANCE SHEET
MAY 31, 2012

	2012	2011
ASSETS
Current assets
Cash	$8	$28
Note receivable	15,000	15,000
Total current assets	15,008	15,028

Total assets	$15,008	$15,028

LIABILITIES AND SHAREHOLDERS’EQUITY (DEFICIT)
Current liabilities
Accounts payable	104,408	102,162
Accrued interest	13,317	10,447
Accrued compensation -related parties	73,385	23,386
Note payable - related parties	5,310	310
Notes payable – other	90,413	86,413
Total current liabilities	286,833	222,718

Long-Term liabilities	286,833	222,718

Shareholders’ deficit
Common stock,
$0.001 par value; 50,000,000 shares authorized
14,548,371 and 14,548,371 shares issued and outstanding, respectively	14,548	14,548
Preferred stock, $0.01 par value
authorized 10,000,000 shares;
issued and outstanding; none	--	--
Paid in capital	9,335,364	9,335,364
Accumulated deficit	(9,621,737)	(9,557,602)
Total shareholders’ deficit	(271,825)	(207,690)

Total liabilities and shareholders’ equity (deficit)	$15,008	$15,028

The accompanying notes are an integral part of the audited financial statements

NVCN CORPORATION
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 2012 AND 2011

	2012	2011

Net sales	$-	$-

General and administrative expense	61,265	82,608

Operating loss	(61,265)	(82,608)

Other income(expense)
Interest expense	(2,870)	(5,359)
Total other income(expense)	(2,870)	(5,359)

Net income (loss)	(64,135)	(87,967)

Provision for Income Taxes	--	--

Net income (loss)	$(64,135)	$(87,967)

Net income (loss) per share	$(0.00)	$(0.01)

Weighted average number of shares outstanding	15,548,371	5,804,992

The accompanying notes are an integral part of the audited financial statements

NVCN CORPORATION
STATEMENT OF SHAREHOLDERS’ DEFICIT
FOR THE YEARS ENDED MAY 31, 2012 AND 2011

	Common Stock		Additional		Total
	Number	$0.001	Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at May 31, 2010	1,748,371	$1,748	$8,948,564	$(9,469,635)	$(519,323)

Stock issued for accounts payable	1,333,334	1,333	38,667		40,000
Stock issued for accrued compensation	9,000,000	9,000	264,600	--	273,600
Stock issued for convertible notes	2,466,666	2,467	83,533	--	86,000

Net Loss	--	--	--	(87,967)	(87,967)

Balance at May 31, 2011	14,548,371	14,548	9,335,364	(9,557,602)	(207,960)

Net loss	--	--	--	(64,135)	(64,135)

Balance at May 31, 2012	14,548,371	$14,548	$9,335,364	$(9,621,737)	$(271,825)

The accompanying notes are an integral part of the audited financial statements

NVCN CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2012  AND 2011

	2012		2011
Cash flows from operating activities:
Net income(loss)		$(64,135)	$(87,967)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Increase (decrease) in liabilities:
Accounts payable		2,245	18,244
Accrued interest		2,870	5,359
Accrued compensation-related party		50,000	10,365
Net cash provided (used) in operating activities		(9,020)	(53,999)

Cash flows provided (used) in investing activities
Note receivable		--	(15,000)
Net cash provided (used) in investing activities		--	(15,000)

Cash flows from financing activities:
Note payable-related party		5,000	(640)
Proceeds from notes payable		4,000	69,650
Net cash provided (used) in financing activities		9,000	69,010

Increase (decrease) in cash		(20)	11

Cash – beginning of year		28	17

Cash – end of year		$8	$28

Supplemental schedule of cash flow information:
Interest paid		$--	$--
Income taxes paid		$--	$--

Non-Monetary Transactions
Common stock issued for:
Accounts payable, 1,333,334 shares at $0.03 per share	$		$40,000
Accrued compensation, 9,000,000 shares at $0.03 per share	$		$273,600
Convertible notes, 2,466,666 shares at $0.03-0.05 per share	$		$86,000

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

NOTE 3:   RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flows.

NOTE 4:    NOTE RECEIVABLE

On December 27, 2010 the Company issued a $15,000 note to a non-related party.  The note is a non interest bearing note due upon demand.

NOTE 5:   RELATED PARTY TRANSACTIONS

During the year ending May 31, 2010 an officer of the Company loaned the Company $950. During the year ended May 31, 2012 a related party loaned the Company $5,000. The loans are on demand and non-interest bearing.  As of May 31, 2011 the outstanding balance due to the related parties is $5,310.

During the year ended May 31, 2011  the Company was issued 9,000,000 shares of restricted stock to 33 individuals to whom the company’s sole director had assigned his claim against the Company for accrued compensation with a value of $270,000 ($0.03 per share) (See Note 8: Common Stock)

NOTE 6: NOTES PAYABLE

During the period ended May 31, 2011 the Company raised a total of $64,000 in demand notes consisting of following:

•	Two notes totaling $14,000 with an interest rate of 8%
•	One note of $5,000 with an interest rate of 12% and convertible to common stock at $0.03 per share
•	One note for $30,000 with no interest and convertible to common stock at $0.05 per share
•	One note for $15,000 with no interest convertible to common shares at $0.03 per share.

During the year ending May 31, 2012 the Company raised a total of $9,000 in 2 demand notes bearing no interest.  One of the demand notes for $5,000 was from a related party.

As of May 31, 2012 total amount of notes outstanding were $95,723 plus interest of $13,317 for a total principal and interest of $109,040

NOTE 7:   INCOME TAXES

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

The following schedule provides a reconciliation of the statutory income tax rate in effect as of May 31, 2012, to the effective rate as presented in the financial statements:

Description	2012

Tax provision at statutory rates	$430,972
Reserved for provision	(430,972)
Total income tax provision	$--

For financial statement purposes, no tax benefit has been reported for 2012 as realization of the tax benefits is uncertain.  Accordingly, a valuation allowance has been established for the full amount for the deferred tax asset.

At May 31, 2012, for the years indicated, the Company had approximate net operating loss (NOL) carryforwards as follows for income tax purposes of $ 1, 267,567 with expiration beginning in the year 2012 through 2030. The litigation amount of $1,344,582 that was incurred in May 26, 2001 and expired in May 27, 2011 has not been included in the NOL calculation.

The utilization of the carryforwards is dependent upon the Company’s ability to generate sufficient taxable income during the carryforward period.  In addition, utilization of these carryforwards may be limited due to ownership changes as defined in the Internal Revenue Code.

NOTE 8:   COMMON STOCK

On January 24, 2011 and  February 10, 2011 the Company entered into agreements which provided for the Company to issue an aggregate of 12,800,000 restricted common shares for the purpose of extinguishing indebtedness of the Company:

•
9,000,000 shares of restricted stock to 33 individuals to whom the company’s sole director had assigned his claim against the Company for accrued compensation with a value of $270,000 ($0.03 per share) (See Note 5: Related Party Transactions)

•	1,333,334 shares of restricted common stock to two individuals for accounts payable with a total value of $40,000 ($0.03 per share)
•	2,466,666 of restricted common stock to five individuals for the conversion of debt valued at $86,000 ($0.03-0.05 per share)

NOTE 9:   COMMITMENTS AND CONTINGENCIES

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