Form 10-Q
period 2012-08-31
NVCN CORP
filed 2012-10-22
CIK 740571

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 0-13187

NVCN CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3074570
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

7617 Currell Blvd., Suite 200, Woodbury, Minnesota	55125
(Address of Principal Executive Offices)	(Zip Code)

(612) 750-5855
(Registrant’s Telephone Number)

NA
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

As of October 19, 2012 the Registrant had 14,548,371 shares of common stock issued and outstanding

PART I – FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS.

NVCN CORPORATION
BALANCE SHEET
 (Unaudited)

	August 31,	May 31,
	2012	2012
ASSETS
Current assets
Cash	$8	$8
Note receivable	15,000	15,000

Total Assets	15,008	$15,008

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	110,533	104407
Accrued interest	14,035	13,317
Accrued compensation- related party	85,886	73,386
Notes payable- related parties	5,310	5,310
Notes payable- third party	90,413	90,413

Total Current Liabilities	306,177	286,833

Stockholders’ Deficit
Common stock, $0.001 par value; authorized 50,000,000
shares; issued and outstanding 14,548,371 shares respectively	14,548	14,548
Preferred stock, $0.01 par value authorized 10,000,000
shares; issued and outstanding; none	--	--
Additional paid-in capital	9,335,364	9,335,364
Retained earnings (deficit)	(9,641,081)	(9,621,737)

Total Stockholders’ Deficit	(291,169)	(271,825)
Total liabilities and stockholders deficit	$15,008	$15,008

The accompanying notes are an integral part of the unaudited financial statements

NVCN CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	August 31
	2012	2011

Revenue	$--	$--

Selling, General, and Administrative Expenses	18,627	12,520

Operating loss	(12,520)	(12,520)

Other income(expense)
Interest expense	(717)	(717)
Total other income(expense)	(717)	(717)

Net loss	$(19,344)	$(13,237)

Basic and Diluted Loss per Common Share

Net loss	$(0.00)	$(0.01)

Weighted Average Number of Common Shares
Used to Compute Net loss per Weighted Average Share	14,548,371	14,548,371

The accompanying notes are an integral part of the unaudited financial statements

NVCN CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	August 31,
	2012	2011

Operating Activities
Net Income (Loss) Before Extraordinary Item	$(19,344)	$(13,238)
Adjustments to Reconcile Net (Loss) to Net Cash
(Required) by Operating Activities:
Accounts payable	6,127	--
Accrued Interest	717	718
Accrued compensation-related party	12,500	12,500

Net Cash Required by Operating Activities	--	(20)

Investing Activities:
Cash given in consideration with stock and other assets for the reduction
of accrued compensation liabilities	--	--

Net Cash Required by Investing Activities	--	--

Financing Activities:
Notes payable	--	--

Net Cash Provided by Financing Activities	--	--

Increase (Decrease) in Cash and Cash Equivalents	--	(20)

Cash and Cash Equivalents at Beginning Of Period	8	28

Cash and Cash Equivalents at End of Period	$8	8

Supplemental schedules of cash flow information:
Interest paid	--	--
Income Taxes paid	--	--

The accompanying notes are an integral part of the unaudited financial statements

NVCN CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of NVCN Corporation (“NVCN”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in NVCN’s May 31, 2012Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end May 31, 2012as reported on Form 10-K, have been omitted.

NOTE 2:  GOING CONCERN CONSIDERATIONS

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $19,344 for the three months ending August 31, 2012.  As of August 31, 2012, the Company reported an accumulated deficit of $9, 641,081.  The Company has no sales or revenue.  The Company’s ability to generate net income and positive cash flows is dependent on the ability to acquire or start an operating entity as well as the ability to raise additional capital.  Management is following strategic plans to accomplish these objectives, but success is not guaranteed.  As of August 31, 2012, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

NOTE 4:  RECENT ACCOUNTING PRONOUNCEMENTS

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 5:  RELATED PARTY TRANSACTION

As of August 31, 2012 an outstanding balance of $5,310 was due to the officer as an advance to the Company.

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

NOTE 7:  COMMITMENTS AND CONTINGENCIES

In December 2003, the Company executed an agreement with its stock transfer agent to settle all past outstanding obligations for $8,000.  The payment was subsequently made in January 2004 per the terms of the agreement. As part of the settlement, the Company entered into an agreement to retain the stock transfer agent through December 2006 at the mutually agreed rate of $625 per month. As of August 31, 2012 the Company has an outstanding balance of $ 23,013 with the stock transfer agent.

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

RESULTS OF OPERATIONS

During the three month period ending August 31, 2012 and 2011 the Company had no revenues.  General and Administrative expense totaled $18,627 for the three months ending August 31, 2012 compared to $12,520 for the same period in 2011.  Interest expense was $717 for the three months periods ending August 31, 2012 and $718for the same period in 2011. Net loss of the period was $19,344 for August 31, 2012 and $13,237 for 2011.  The loss was a result of no revenue and during both 2012 and 2011 along with administrative expenses and interest.

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2012, the Company had $15,008 in current assets and current liabilities of $306,177, resulting in working capital deficit of $220,927.  Shareholders' deficit as of August 31, 2012 was $291,169. Except for funds of $5,310 advanced by a related party there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

Net cash used in operations for the period ending August 31, 2012 was zero compared to cash used of $20 for the same period in 2011. Net cash used in investing activities for the period ending August 31, 2012 was zero as well as for the same period in 2011. Net cash provided by financing activities during the period ended August 31, 2012 was zero compared to net cash provided of zero in 2011.

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

EMPLOYEES

As of August 31, 2012 the Company had no employees

CAPITAL EXPENDITURES

There were no capital expenditures during the quarter ended August 31, 2012.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSUREES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K NVCN is not required to provide information required under this Item.

ITEM 4: CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

None

ITEM 1A:  RISK FACTORS

There have been no material changes to NVCN’s risk factors as previously disclosed in our most recent 10-K filing for the year ending May 31, 2012.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4: MINE SAFETY INFORMATION

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

NVCN Corporation.

Dated: October 19, 2012	By:	/s/ Gary Borglund
Gary Borglund, Principal Executive Officer
and Principal Financial Officer

EXHIBIT INDEX

Number	Description

31	Rule 13a-14(a)/15d-14(a) Certification of Gary Borglund (filed herewith).

32	Section 1350 Certification of Gary Borglund (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.