Form 10-Q
period 2012-11-30
NVCN CORP
filed 2013-01-15
CIK 740571

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

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

As of January 14, 2013 the Registrant had 14,548,371 shares of common stock issued and outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENT
	BALANCE SHEETS AS OF NOVEMBER 30, 2012	3
	STATEMENTS OF OERATIONS FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2012 AND NOVEMBER 30, 2011 (UNAUDITED)	4
	STATEMENTS OF CASH FLOWS FOR SIX MONTHS ENDED NOVEMBER 30, 2012 AND NOVEMBER 30, 2011 (UNAUDITED)	5
	NOTES TO FINANCIAL STATEMENTS	6

ITEM 2.	MANAGMENT DISCUSSION AND ANALYSIS	9

ITEM 3.	QUANATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	10

ITEM 4T.	CONTROLS AND PROCEDURES	10

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	11

ITEM 1A.	RISK FACTORS	1

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	11

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	11

ITEM 4.	MINE SAFETY INFORMATION	11

ITEM 5.	OTHER INFORMATION	11

ITEM 6.	EXHIBITS	11

SIGNATURES		12

PART I – FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS.

NVCN CORPORATION
BALANCE SHEET
 (Unaudited)

	November 30,	May 31,
	2012	2012
ASSETS
Current assets
Cash	$17	$8
Note receivable	15,000	15,000

Total Assets	$15,017	$15,008
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	116,980	104407
Accrued interest	14,752	13,317
Accrued compensation- related party	98,386	73,386
Notes payable- related parties	5,460	5,310
Notes payable- third party	90,413	90,413

Total Current Liabilities	325,991	286,833

Stockholders’ Deficit
Common stock, $0.001 par value; authorized 50,000,000
shares; issued and outstanding 14,548,371 shares respectively	14,548	14,548
Preferred stock, $0.01 par value authorized 10,000,000
shares; issued and outstanding; none	-	-
Additional paid-in capital	9,335,364	9,335,364
Retained earnings (deficit)	(9,660,886)	(9,621,737)

Total Stockholders’ Deficit	(310,374)	(271,825)
Total liabilities and stockholders deficit	$15,017	$15,008

The accompanying notes are an integral part of the unaudited financial statements.

NVCN CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	November 30
	2012	2011	2012	2011

Revenue	$-	$-	$-	$-

Selling, General, and Administrative Expenses	19,087	17,500	37,714	30,020

Operating loss	(19,087)	(17,500)	(37,714)	(30,020)

Other income(expense)
Interest expense	(717)	(717)	(1,435)	(1,435)
Total other income(expense)	(717)	(717)	(1,435)	(1,435)

Net loss	$(19,804)	$(18,217)	(39,149)	(31,455)

Basic and Diluted Loss per Common Share

Net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Used to Compute Net loss per Weighted Average Share	14,548,371	14,548,371	14,548,371	14,548,371

The accompanying notes are an integral part of the unaudited financial statements.

NVCN CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	November 30,
	2012	2011
Operating Activities
Net Income (Loss) Before Extraordinary Item	$(39,149)	$(31,445)
Adjustments to Reconcile Net (Loss) to Net Cash
(Required) by Operating Activities:
Accounts payable	12,573	-
Accrued Interest	1,435	1,435
Accrued compensation-related party	25,000	25,000

Net Cash Required by Operating Activities	(141)	(5,020)

Investing Activities:
Cash given in consideration with stock and other assets for the reduction
of accrued compensation liabilities	-	-

Net Cash Required by Investing Activities	-	-

Financing Activities:
Notes payable-related party	150	5,000

Net Cash Provided by Financing Activities	150	5,000

Increase (Decrease) in Cash and Cash Equivalents	9	(20)

Cash and Cash Equivalents at Beginning Of Period	8	28

Cash and Cash Equivalents at End of Period	$17	8

Supplemental schedules of cash flow information:
Interest paid	-	-
Income Taxes paid	-	-

The accompanying notes are an integral part of the unaudited financial statements.

NVCN CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:       BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of NVCN Corporation (“NVCN”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in NVCN’s May 31, 2012 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end May 31, 2012 as reported on Form 10-K, have been omitted.

NOTE 2:       GOING CONCERN CONSIDERATIONS

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $39,149 for the six months ending November 30, 2012. As of November 30, 2012, the Company reported an accumulated deficit of $9, 660,896. The Company has no sales or revenue. The Company’s ability to generate net income and positive cash flows is dependent on the ability to acquire or start an operating entity as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. As of November 30, 2012, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

NOTE 5:       RELATED PARTY TRANSACTION

As of November 30, 2012 an officer was due $98,386 in accrued compensation and $5,460 as an advance from the officer.  The advances are on demand and bear no interest.

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

NOTE 7:       COMMITMENTS AND CONTINGENCIES

In December 2003, the Company executed an agreement with its stock transfer agent to settle all past outstanding obligations for $8,000. The payment was subsequently made in January 2004 per the terms of the agreement. As part of the settlement, the Company entered into an agreement to retain the stock transfer agent through December 2006 at the mutually agreed rate of $625 per month. As of November 30, 2012 the Company has an outstanding balance of $ 23,013 with the stock transfer agent.

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

RESULTS OF OPERATIONS

During the three and six month period ending November 30, 2012 and 2011 the Company had no revenues. General and Administrative expense totaled $19,087 and $37,714 for the three and six months ending November 30, 2012 compared to $17,500 and $30,020 for the same period in 2011. Interest expense was $717 and $1,435 for the three and six month periods ending November 30, 2012 and $717 and $1,435 for the same period in 2011. Net loss in the three and six month period was $19,804 and $39,149 in November 30, 2012 and $18,217 and $31,455 for the same periods in 2011. The loss was a result of no revenue and during both 2012 and 2011 along with administrative expenses and interest.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2012, the Company had $15,017 in current assets and current liabilities of $325,991, resulting in working capital deficit of $310,974.  Shareholders' deficit as of November 30, 2012 was $310,974. Except for funds of $5,460 advanced by a related party there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

Net cash used in operations for the period ending November 30, 2012 was $141 compared to net cash used of $5,020 for the same period in 2011. Net cash used in investing activities for the period ending November 30, 2012 was zero as well as for the same period in 2011. Net cash provided by financing activities during the period ended November 30, 2012 was $150 compared to net cash provided of $5,000 in 2011.

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

EMPLOYEES

As of November 30, 2012 the Company had no employees

CAPITAL EXPENDITURES

There were no capital expenditures during the quarter ended November 30, 2012.

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

Changes in Internal Control over Financial Reporting.

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

NVCN Corporation.

Dated: January 14, 2013	By:	/s/ Gary Borglund
Gary Borglund, Principal Executive Officer
and Principal Financial Officer

Number	Description

31	Rule 13a-14(a)/15d-14(a) Certification of Gary Borglund (filed herewith).

32	Section 1350 Certification of Gary Borglund (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.