Form 10-Q
period 2013-02-28
NVCN CORP
filed 2013-04-22
CIK 740571

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2013

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

As of April 20, 2013 the Registrant had 14,548,371 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1:      FINANCIAL STATEMENTS.

NVCN CORPORATION
BALANCE SHEET
 (Unaudited)

	February 28,	May 31,
	2013	2012
ASSETS
Current assets
Cash	$7	$8
Note receivable	--	15,000

Total Assets	$7	$15,008

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	110,815	104,407
Accrued interest	15,470	13,317
Accrued compensation- related party	110,886	73,386
Notes payable- related parties	16,495	5,310
Notes payable- third party	90,413	90,413

Total Current Liabilities	344,078	286,833

Stockholders’ Deficit
Common stock, $0.001 par value; authorized 50,000,000
shares; issued and outstanding 14,548,371 shares respectively	14,548	14,548
Preferred stock, $0.01 par value authorized 10,000,000
shares; issued and outstanding; none	--	--
Additional paid-in capital	9,335,364	9,335,364
Retained earnings deficit	(9,693,984)	(9,621,737)

Total Stockholders’ Deficit	(344,071)	(271,825)
Total liabilities and stockholders deficit	$7	$15,008

The accompanying notes are an integral part of the unaudited financial statements

NVCN CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28		February 28
	2013	2012	2013	2012

Revenue	$--	$--	$--	$--

Selling, General, and Administrative Expenses	17,380	14,995	55,094	45,015

Operating loss	(17,380)	(14,995)	(55,094)	(45,015)

Other income(expense)
Loss on note receivable	(15,000)	--	(15,000)	--
Interest expense	(717)	(717)	(2,152)	(2,152)
Total other income(expense)	(15,717)	(717)	(17,152)	(2,152)

Net loss	$(33,098)	$(15,712)	(72,247)	(47,167)

Basic and Diluted Loss per Common Share
Net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Used to Compute Net loss per Weighted Average Share	14,548,371	14,548,371	14,548,371	14,548,371

The accompanying notes are an integral part of the unaudited financial statements

NVCN CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	February 28,
	2013	2012

Operating Activities
Net Income (Loss) Before Extraordinary Item	$(72,247)	$(47,167)
Adjustments to Reconcile Net (Loss) to Net Cash (Required) by Operating Activities:
Loss on note receivable	15,000	--
Changes in operating assets and liabilities
Accounts payable	6,408	(1,506)
Accrued Interest	2,153	2,153
Accrued compensation-related party	37,500	37,500

Net Cash Required by Operating Activities	(11,186)	(9,020)

Financing Activities:
Proceeds from notes payable	--	4,000
Proceeds from notes payable-related party	11,185	5,000

Net Cash Provided by Financing Activities	11,185	9,000

Increase (Decrease) in Cash and Cash Equivalents	(1)	(20)

Cash and Cash Equivalents at Beginning Of Period	8	28

Cash and Cash Equivalents at End of Period	$7	8

Supplemental schedules of cash flow information:
Interest paid	--	--
Income Taxes paid	--	--

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

NOTE 2:     GOING CONCERN CONSIDERATIONS

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $72,247 for the nine months ending February 28, 2013. As of February 28, 2013, the Company reported an accumulated deficit of $9,693,984. The Company has no sales or revenue. The Company’s ability to generate net income and positive cash flows is dependent on the ability to acquire or start an operating entity as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. As of February 28, 2013, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

NOTE 5:     RELATED PARTY TRANSACTION

As of February 28, 2013 $110,886 was due to the officer from the Company for accrued compensation. The advances are on demand and bear no interest.

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

NOTE 7:     COMMITMENTS AND CONTINGENCIES

In December 2003, the Company executed an agreement with its stock transfer agent to settle all past outstanding obligations for $8,000. The payment was subsequently made in January 2004 per the terms of the agreement. As part of the settlement, the Company entered into an agreement to retain the stock transfer agent through December 2006 at the mutually agreed rate of $625 per month. As of February 28, 2013 the Company has an outstanding balance of $ 23,013 with the stock transfer agent.

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

RESULTS OF OPERATIONS

During the three and nine month period ending February 28, 2013 and 2012 the Company had no revenues. General and Administrative expense totaled $17,380 and $55,094 for the three and nine months ending February 28, 2013 compared to $14,995 and $45,015 for the same period in 2012. Interest expense was $717 and $2,152 for the three and nine month periods ending February 28, 2012 and $717 and $2,152 for the same period in 2012. Net loss in the three and nine month period was $33,098 and $72,247 in February 28, 2013 and $15,712 and $47,167 for the same periods in 2012. The loss was a result of no revenue and during both 2013 and 2012 along with administrative expenses and interest. The net loss for the period ended February 28, 2013 was higher than the same period in 2012 due to the write down of a note receivable for $15,000.

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 2013, the Company had $7 in current assets and current liabilities of $344,078, resulting in working capital deficit of $344,071. Shareholders' deficit as of February 28, 2013 was $344,071. Except for funds of $16,495 advanced by a related party there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company..

Net cash used in operations for the period ending February 28, 2013 was $11,186 compared to net cash used of $9,020 for the same period in 2012. Net cash used in investing activities for the period ending February 28, 2013 was zero as well as for the same period in 2012. Net cash provided by financing activities during the period ended February 28, 2013 was $11,185 compared to net cash provided of $9,000 in 2012.

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

EMPLOYEES

As of February 28, 2013 the Company had no employees

CAPITAL EXPENDITURES

There were no capital expenditures during the quarter ended February 28, 2013.

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

NVCN Corporation.

Dated: April 20, 2013	By:	/s/ Gary Borglund
Gary Borglund,
Principal Executive Officer and Principal Financial Officer

EXHIBIT INDEX

Number	Description

31	Rule 13a-14(a)/15d-14(a) Certification of Gary Borglund (filed herewith).

32	Section 1350 Certification of Gary Borglund (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.